Form 10-Q
period 1996-09-30
CANDLEWOOD HOTEL CO INC
filed 1996-12-17
CIK 1022820

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 000-21583


                         Candlewood Hotel Company, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               48-1188025
       ------------------------          ------------------------------------
       (State of Incorporation)          (I.R.S. Employer Identification No.)


                             Lakepoint Office Park
                                9342 E. Central
                             Wichita, Kansas 67206
                    ----------------------------------------
                    (Address of principal executive offices)


                                (316) 631-1300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   [ ]                              No  [X] *

-------------------
* The Company has been subject to the filing requirements since
  November 4, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at December 16, 1996
----------------------------------            --------------------------------
   Common Stock, $.01 par value                       9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10-Q

                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996




                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at September 30, 1996
               and December 31, 1995                                       3

            Consolidated Statements of Operations for the three
               and nine months ended September 30, 1996                    4

            Consolidated Statement of Cash Flows for the nine
               months ended September 30, 1996                             5

            Notes to Consolidated Financial Statements                 6 - 7

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8 - 12

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               13

            Signatures                                                     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                       September 30,             December 31,
                                                                           1996                      1995
                                                                       -------------             ------------
ASSETS
Cash and cash equivalents                                              $ 1,206,732                $  123,384
Accounts receivable                                                        145,788                     2,975
Pre-opening costs, net of accumulated amortization
    of $55,477                                                              61,800                        --
Prepaid expenses                                                            62,154                       945
                                                                       -----------                ----------
         Total current assets                                            1,476,474                   127,304
                                                                       -----------                ----------

Construction in progress - hotel properties                              4,388,618                   842,656
Property and equipment, net of accumulated
    depreciation of $90,976 and $301, respectively                       3,934,327                    37,639
Intangible assets, net of accumulated
    amortization of $18,351 and $4,324, respectively                       227,682                   239,345
Pre-acquisition costs                                                      661,302                     6,397
Other assets, net                                                          464,210                    30,000
                                                                       -----------                ----------
                                                                       $11,152,613                $1,283,341
                                                                       ===========                ==========


LIABILITIES AND MEMBERS' EQUITY
Accounts payable                                                       $   407,586                $   64,695
Accrued expenses                                                           145,234                    27,532
Deferred franchise fee revenue                                             151,200                        --
                                                                       -----------                ----------
         Total current liabilities                                         704,020                    92,227
                                                                       -----------                ----------

Minority interests                                                          81,754                     8,427

Members' equity                                                         10,366,839                 1,182,687
                                                                       -----------                ----------
                                                                       $11,152,613                $1,283,341
                                                                       ===========                ==========




          See accompanying notes to consolidated financial statements.

                CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                      Three Months              Nine Months
                                                                          Ended                     Ended
                                                                      September 30,             September 30,
                                                                          1996                      1996
                                                                      -------------             -------------
REVENUES:
Room revenue                                                             $ 253,025              $   369,138
Other revenue                                                                9,530                   13,455
                                                                         ---------              -----------
    Total revenues                                                         262,555                  382,593
                                                                         ---------               ----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                                   126,205                  212,400
Corporate operating expenses                                               295,946                1,044,294
Depreciation and amortization                                               89,420                  160,179
                                                                         ---------              -----------
    Total operating costs and expenses                                     511,571                1,416,873
                                                                         ---------              -----------
Loss from operations                                                      (249,016)              (1,034,280)
Interest income                                                             17,553                   29,049
                                                                         ---------              -----------

         Net loss                                                        $(231,463)             $(1,005,231)
                                                                         =========              ===========

Pro forma net loss per share                                             $   (0.04)             $     (0.19)
                                                                         =========              ===========



          See accompanying notes to consolidated financial statements.

                CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)





                                                                                                   Nine Months
                                                                                                      Ended
                                                                                                  September 30,
                                                                                                      1996
                                                                                                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                          $ (1,005,231)
Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation and amortization                                                                      160,179
Change in:
    Accounts receivable                                                                               (142,813)
    Pre-opening costs                                                                                 (117,277)
    Prepaid expenses                                                                                   (61,209)
    Other assets                                                                                        (2,000)
    Accounts payable                                                                                   342,891
    Accrued expenses                                                                                   117,702
    Deferred franchise fee revenue                                                                     151,200
                                                                                                  ------------
      Net cash used in operating activities                                                           (556,558)
                                                                                                  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                                             (7,533,325)
Pre-acquisition costs                                                                                 (654,905)
Certificates of deposit                                                                               (103,585)
Intangible assets                                                                                       (2,364)
                                                                                                  ------------
    Net cash used in investing activities                                                           (8,294,179)
                                                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Members' capital contributions                                                                      10,189,383
Capitalized financing fees                                                                            (124,638)
Deferred costs of public offering                                                                     (203,987)
Capital contributions to subsidiaries by minority interest partners                                     73,327
                                                                                                  ------------
    Net cash provided by financing activities                                                        9,934,085
                                                                                                  ------------

Net increase in cash and cash equivalents                                                            1,083,348
Cash and cash equivalents at beginning of period                                                       123,384
                                                                                                  ------------
Cash and cash equivalents at end of period                                                        $  1,206,732
                                                                                                  ============



          See accompanying notes to consolidated financial statements.

                CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Reorganization

         Candlewood Hotel Company, Inc. (together with its predecessor, the "Company") was incorporated in August 1996 to succeed to the business of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"), in anticipation of the initial public offering of 3,850,000 shares of the Company's common stock, $.01 par value per share. Candlewood LLC was formed in November 1995 to develop, own, operate and franchise Candlewood extended-stay hotels designed particularly for the business traveler. Candlewood LLC began construction of its first Candlewood hotel in Wichita, Kansas in the fourth quarter of 1995, and construction was completed and the hotel opened in May 1996. In May and June 1996, respectively, Candlewood LLC began construction of its second and third hotels in the Omaha, Nebraska and Denver, Colorado areas. In September 1996, Candlewood LLC began construction of its fourth and fifth hotels in the Cincinnati, Ohio and Louisville, Kentucky areas. The properties in the Wichita, Omaha, Denver, Cincinnati and Louisville areas are owned by separate limited liability companies which are organized as subsidiaries of Candlewood LLC (the "Subsidiary LLCs").

         On November 8, 1996, the Company completed an initial public offering of 3,850,000 shares of common stock at an initial public offering price of $10.00 per share (the "Offering"). The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and estimated expenses of the Offering, were approximately $35.2 million.
The Company intends to use approximately $33.2 million of the net proceeds from the Offering to fund the national expansion of the Company through the development of Company-owned Candlewood hotels and approximately $2.0 million for working capital and general corporate purposes. Pending the use of proceeds described above, the net proceeds of the Offering have been invested in interest-bearing, short-term, investment grade securities.

         Prior to the Offering, the membership interests in Candlewood LLC were owned 50% by Doubletree Corporation ("Doubletree"), 42.5% by JPD Corporation, a Kansas corporation owned by Mr. Jack P. DeBoer, the Company's President, and certain trusts (the "DeBoer Trusts"), the beneficiaries of which are certain members of his family, and 7.5% by the Warren D. Fix Family Partnership. L.P. (the "Fix Partnership"), a Kansas limited partnership, the general partner and majority owner of which is Mr. Warren Fix, the Executive Vice President and Chief Financial Officer of the Company.

         Immediately prior to the Offering, Doubletree and the Fix Partnership contributed to the Company all of their outstanding membership interests in Candlewood LLC and certain minority interests which they held in the Subsidiary LLCs. At the same time, Mr. DeBoer and the DeBoer Trusts contributed to the Company 100% of the stock of JPD Corporation, the assets of which were substantially comprised of its membership interest in Candlewood LLC and the Subsidiary LLCs. In consideration of such transfer, each of Doubletree and the Fix Partnership were issued shares of the Company's common stock in proportion to their ownership interests in Candlewood LLC immediately prior to such transfer, and Mr. DeBoer and the DeBoer Trusts, collectively, were issued shares of the Company's common stock in proportion to JPD Corporation's ownership interest in Candlewood LLC immediately prior to such transfer. As a result, the ownership of the common stock of the Company by Doubletree, the Fix Partnership and the shareholders of JPD Corporation immediately prior to the Offering was in the same proportion as their ownership of membership interests in Candlewood LLC immediately prior to the reorganization of the Company.

         In addition, prior to the Offering, approximately $12.5 million previously contributed to Candlewood LLC by Doubletree, including a preferred return amounting to approximately $392,000 on its capital contributions, was distributed by Candlewood LLC to Doubletree. Doubletree concurrently extended to the Company a $15.0 million subordinated credit facility, of which the amount of the distribution to Doubletree was funded in connection with the reorganization of the Company. The terms of the distribution to Doubletree, as well as the subsequent loan by Doubletree to the Company, were determined by the members of Candlewood LLC in the course of arms-length negotiations.

2.       Basis of Presentation

         The accompanying unaudited consolidated financial statements are the financial statements of Candlewood LLC, which is the entity through which business was conducted until completion of the above-discussed reorganization.

         The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for a fair presentation of financial position and results of operations. The December 31, 1995 consolidated balance sheet was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the consolidated historical financial statements, and notes thereto, presented in the Company's Registration Statement on Form S-1 (Registration No. 333-1188025), as amended. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         Subsequent to the Offering, the Company no longer operates as a limited liability company, and as a result, the Company has become a taxable entity. Pro forma net loss per share information is presented as if (i) the Company had operated as a taxable entity for the periods presented and (ii) the reorganization described above had been effective as of October 1, 1995 (date of inception) and the shares of common stock issued in conjunction with the reorganization (5,175,000 shares) had been issued and outstanding for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three Months Ended September 30, 1996

   Hotel Operations
   ----------------

         The Company currently owns and operates one Candlewood hotel in Wichita, Kansas, which opened May 5, 1996. In addition, the Company has four hotels under construction, one each in the following areas: Omaha, Nebraska, Denver, Colorado, Cincinnati, Ohio and Louisville, Kentucky. The results of operations for this period are not necessarily indicative of the future results of operations of the Wichita hotel or of other Company-owned hotels.

          Room revenue for the quarter ended September 30, 1996 was approximately $253,000. The average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guests rooms available at the hotel for the period, was 52.8%. During the same period, the length of stay averaged approximately 14 days, and the average daily room rate was $47.58. The Company believes that the average daily room rate was favorably affected by stays that were shorter than six days, as these shorter stays commanded a slightly higher rate. Revenue per available room (RevPAR) was $25.14 for the quarter ended September 30, 1996.

          Other revenue for the quarter ended September 30, 1996 was approximately $10,000 and consisted of guest telephone, vending and pay-per-view movie revenues.

         Hotel operating expenses for the quarter ended September 30, 1996 totaled approximately $126,000, and consisted of all expenses directly applicable to the operation of the hotel. It did not include any allocation of corporate operating expenses. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items and similar expenses.

         Depreciation and amortization expense applicable to hotel operations for the quarter ended September 30, 1996 totaled approximately $70,000 and related to the building, furniture, fixtures, equipment and capitalized pre-opening expenses of the hotel. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of pre-opening expenses, which are amortized over no more than the first twelve months of operations. Depreciation and amortization expense for the quarter ended September 30, 1996 reflects amounts for a pro-rata portion of the full year.

   Corporate Operations
   --------------------

         Corporate operating expenses for the quarter ended September 30, 1996 totaled approximately $296,000 and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, telephone, utilities, advertising and professional fees and similar expenses.

         Depreciation and amortization applicable to corporate operations for the quarter ended September 30, 1996 totaled approximately $20,000 and related to the furniture, equipment and intangible assets of the corporate office. Depreciation and amortization was calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets is computed using the straight-line method over the life of the corresponding asset. Depreciation and amortization expense for the quarter ended September 30, 1996 reflects amounts for a pro-rata portion of the full year.

         The Company earned approximately $18,000 of interest income during the third quarter of 1996 which related principally to short-term investment of excess funds.


Nine Months Ended September 30, 1996

   Hotel Operations
   ----------------

          Operations at the first Candlewood hotel commenced in Wichita, Kansas on May 5, 1996. For the period from May 5, 1996 (commencement of operations) to September 30, 1996, room revenue totaled approximately $369,000. The average occupancy rate, which is determined by dividing the number of guests rooms on a daily basis by the total number of guest rooms available at the hotel for the period, was 51.3%. During the same period, the length of stay averaged approximately 12 days, and the average daily room rate was $47.78. The Company believes that the average daily room rate was favorably affected by stays that were shorter than six days, as these shorter stays commanded a slightly higher rate. Revenue per available room (RevPAR) was $24.20 for the period from May 5, 1996 to September 30, 1996.

         Other revenue for the hotel for the period from May 5, 1996 (commencement of operations) to September 30, 1996 was approximately $13,000 and consisted of guest telephone, vending and pay-per-view movie revenues.

         Hotel operating expenses for the period from May 5, 1996 (commencement of operations) to September 30, 1996 totaled approximately $212,000, and consisted of all expenses directly applicable to the operation of the hotel.
It did not include any allocation of corporate operating expenses. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items and similar expenses.

         Depreciation and amortization expense applicable to hotel operations for the period from May 5, 1996 (commencement of operations) to September 30, 1996 totaled approximately $119,000 and related to the building, furniture, fixtures, equipment and capitalized pre-opening expenses of the hotel. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of pre-opening expenses, which are amortized over no more than the first twelve months of operations. Depreciation and amortization expense for the period from May 5, 1996 (commencement of operations) to September 30, 1996 reflects amounts for a pro-rata portion of the full year.

   Corporate Operations
   --------------------

         Corporate operating expenses for the nine months ended September 30, 1996 totaled approximately $1.0 million and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, telephone, utilities, advertising and professional fees and similar expenses.

         Depreciation and amortization applicable to corporate operations for the nine months ended September 30, 1996 totaled approximately $41,000 and related to the furniture, equipment and intangible assets of the corporate office. Depreciation and amortization was calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets is computed using the straight-line method over the life of the corresponding asset. Depreciation and amortization expense for the nine months ended September 30, 1996 reflects amounts for a pro-rata portion of the full year.

         The Company earned approximately $29,000 of interest income during the nine months ended September 30, 1996 which related principally to short-term investment of excess funds.


Liquidity and Capital Resources
-------------------------------

         During the nine months ended September 30, 1996, cash used in operating activities totaled approximately $557,000. The net loss during the period of approximately $1.0 million was largely due to the need to employ corporate staff in anticipation of, and preparation for, the addition of future hotel facilities. Uses of cash resulted from an increase in accounts receivable of approximately $143,000, pre-opening costs of approximately $117,000 and prepaid and other assets of approximately $63,000. These uses were offset by sources of cash from increases in accounts payable of approximately $343,000, accrued expenses of approximately $118,000 and deferred franchise fee revenue of approximately $151,000. Noncash adjustments to reconcile the net loss to net cash used in operations totaled approximately $160,000 for depreciation and amortization.

         Cash used by investing activities for the nine months ended September 30, 1996 totaled approximately $8.3 million. The Company expended approximately $7.5 million for property and equipment in connection with the construction of new hotels and for furniture and equipment for the corporate office. Pre-acquisition costs and certificates of deposits in connection with contracts for the purchase of land for future hotels resulted in uses of cash totaling approximately $758,000.

         Cash flows from financing activities for the nine months ended September 30, 1996 resulted from members' capital contributions to Candlewood LLC in the amount of approximately $10.2 million reduced by capitalized financing fees of approximately $125,000 and deferred public offering costs of approximately $204,000. Capital contributions to subsidiaries by the minority interest partners provided approximately $73,000 in cash flows.

         The Company's material commitments for capital expenditures at September 30, 1996 were approximately $18.9 million and related to the construction of the hotels in the Denver, Omaha, Louisville and Cincinnati areas.

         Before closing on the Offering, the Company's operations were financed primarily through capital provided by Doubletree. In connection with the Company's Reorganization, Doubletree agreed to extend to the Company a five year, $15.0 million subordinated credit facility. Prior to the Offering, Doubletree loaned to the Company $12.5 million, including a preferred return amounting to approximately $392,000 on its capital contributions, which is subordinated to debt incurred in the development of hotels and the Company's line of credit, if any is established in the future. Amounts outstanding under the credit facility bear interest at annual rates of 7% and 10% for the first and second 12 month periods following funding, respectively, and 15% thereafter. The determination of the applicable interest rates for the initial amounts loaned under the credit facility is based on the date equivalent amounts were originally contributed to Candlewood LLC. Interest on borrowings under the facility is payable quarterly.

         The Company has arranged with a third party lender to finance up to 60% of the cost of individual Company-developed hotels. The Company expects to seek financing of up to 80% of the cost of certain Company-developed hotels and expects to utilize a guarantee of certain indebtedness by Doubletree to facilitate such financing. In return for such guarantee, Doubletree would receive a 5% interest in the profits and residual value of the respective hotel and a 0.25% to 0.50% fee on the total loan amount outstanding. In addition, the Company, through its Subsidiaries, has entered into a $3.0 million term loan agreement and promissory note, dated as of October 15, 1996, with NationsBank related to its Wichita hotel. The Company has also obtained separate term loan commitments from NationsBank in the amounts of $4.0 million and $4.1 million for each of its hotels under construction in the Denver and Omaha areas, respectively.

         The Company's sources of liquidity on a long-term basis include anticipated cash flow from completed Candlewood hotels, secured and unsecured borrowings, sale/leaseback arrangements and the issuance of debt or equity securities.

         The Company believes that a combination of the net proceeds from the Offering and cash from operations, together with its subordinated credit facility and construction loan guarantees from Doubletree, construction financing from NationsBank and the third party lender (if approved on an individual basis) will be sufficient to provide capital for development and operations during the next 12 months.


FORWARD-LOOKING STATEMENTS

         Certain statements contained in the Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q. These statements are only predictions, however, and actual events or results may differ materially.

         Risks facing the Company include, but are not limited to: the Company's limited operating history and risks of operations; development risks, the need for future capital and additional financing; risks of rapid growth and reliance on Doubletree; dependence on key personnel; competition for and dependence on franchise agreements; dependence on the Company's development agreements; risks associated with the lodging industry, including competition; risks of real estate investment, including illiquidity and the risk of loss; risk of fluctuation in operating results; government regulation; impact of government regulation; and other factors. Given these uncertainties, prospective investors are cautioned not to place undue reliance on forward-looking statements made by the Company. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CANDLEWOOD HOTEL COMPANY, INC.




Date:    December 16, 1996                 By:   /s/ JACK P. DEBOER
         -----------------                       -----------------------------
                                                 Jack P. DeBoer, President
                                                 and Chief Executive Officer



Date:    December 16, 1996                 By:   /s/ WARREN D. FIX
         -----------------                       -----------------------------
                                                 Warren D. Fix, Executive Vice
                                                 President and Chief Financial
                                                 Officer

                                 EXHIBIT INDEX

                                                                                         Sequentially
                                                                                           Numbered
   Exhibit No.                                Description                                    Page
   -----------       --------------------------------------------------------------      ------------

       10.1 Form of Indemnification Agreement for executive officers and directors.**

       10.2 1996 Equity Participation Plan and form of stock option agreements.**

       10.3          Employment Agreement between the Registrant and Jack P. DeBoer dated as of September 1, 1996.**

       10.4          Development Agreement between the Registrant and Studio West
                     Hotel Development Company, L.L.C. dated as of June 11, 1996.**

       10.5          Franchise Agreement between the Registrant and Studio West Hotel
                     Development Company, L.L.C. dated July 25, 1996.**

       10.6          Incorporation and Registration Rights Agreement dated as of
                     September 1, 1996 among Doubletree Corporation, JPD Corporation and the Warren D. Fix Family Partnership, L.P.**

       10.7          Term Loan Agreement by and between NationsBank of Texas, N.A. and
                     Candlewood Wichita Northeast, L.L.C., dated October 15, 1996.**

       10.8          Promissory Note from Candlewood Wichita Northeast, L.L.C. to
                     NationsBank of Texas, N.A., dated October 15, 1996.**

       10.9          Security Agreement between Candlewood Wichita Northeast, L.L.C.
                     and NationsBank of Texas, N.A., dated October 15, 1996.**

       10.10         Guaranty Agreement between the Company and NationsBank of
                     Texas, N.A., dated October 15, 1996.**

       27.1          Financial Data Schedule.

----------------
** Incorporated by reference pursuant to Rule 12b-32 from the Company's
   Registration statement on Form S-1 (Registration No. 333-12021).