Form 10-K
period 1996-12-31
CANDLEWOOD HOTEL CO INC
filed 1997-03-28
CIK 1022820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                     ------------------------------------

                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

                                      or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-12708

                         CANDLEWOOD HOTEL COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          48-1188025
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

        Lakepoint Office Park, 9342 East Central, Wichita, Kansas 67206
             (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:  (316) 631-1300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---     --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 was $39,410,760 based on the closing sales price of such stock on such date.

     The number of shares outstanding of the registrant's common stock, as of March 21, 1997 was 9,025,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on May 19, 1997 are incorporated by this reference into
Part III as set forth herein.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain forward-looking statements, including without limitation statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: adverse changes in national or local economic conditions, competition from other lodging properties, changes in real property tax rates and in the availability, cost and terms of financing, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws, and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including without limitation under the captions "Certain Business Considerations and Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business and Properties." Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

INTRODUCTION

    Candlewood Hotel Company, Inc. (the "Company") is in the business of developing, owning, operating, managing and franchising Candlewood extended-stay hotels. Candlewood hotels and their amenities are designed to appeal particularly to business travelers seeking extended-stay accommodations by combining the convenience of a hotel with many of the comforts of an apartment and providing well appointed, high quality lodging at affordable prices. The Company's goal is to rapidly develop and franchise Candlewood hotels to capitalize on what the Company believes is an underserved demand for mid-priced extended-stay hotels and to develop a leading national brand within that segment of the extended-stay market, which the Company believes is characterized by average daily rates of approximately $40 to $50. The Company believes that the experience of its senior management team will be instrumental in executing its growth strategy. Jack P. DeBoer, the Company's founder, Chairman and President, is credited by the lodging industry with creating the extended-stay concept. The Company also expects to derive substantial benefits from its strategic alliance with Doubletree Corporation ("Doubletree"). As of December 31, 1996, the Company owned and operated one Candlewood hotel and was constructing seven additional hotels.

HISTORY

    The Company's current business of developing, owning, operating, franchising and managing extended-stay hotels originated in November 1995 with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). The membership interests in Candlewood LLC were owned by Doubletree, JPD Corporation, a Kansas corporation owned by Mr. DeBoer and certain trusts, the beneficiaries of which are certain members of his family (the "DeBoer

Trusts"), and the Warren D. Fix Family Partnership (the "Fix Partnership"), a Kansas limited partnership, the general partner and majority owner of which is Mr. Warren Fix, a director and the Executive Vice President and Chief Financial Officer of the Company (collectively, Doubletree, Mr. DeBoer, the DeBoer Trusts and the Fix Partnership are referred to herein as the "Initial Stockholders"). The Company was incorporated in the State of Delaware in August 1996 to succeed to the business of Candlewood LLC (collectively, the "Reorganization"). In November 1996 the Company completed an initial public offering of its common stock.

    The principal executive offices of the Company are located at Lakepoint Office Park, 9342 East Central, Wichita, Kansas 67206, telephone (316) 631-1300.

HOTEL DEVELOPMENT AND FRANCHISE OPERATIONS

    Development and Ownership

    As of December 31, 1996, the Company owned and operated one Candlewood hotel and was constructing seven additional hotels. Through the development of Company-owned hotels, Candlewood expects to be able to obtain a presence in key markets and to achieve economies of scale in management, marketing and purchasing.

    The Company's real estate division is evaluating a variety of sites for purchase and construction of Candlewood hotels. The Company has entered into agreements with several commercial brokers, including CB Commercial, New America Network and certain independent brokers, that identify potential sites for Candlewood hotels. The Company intends to build Candlewood hotels within 15 minutes of employment centers, including large corporate headquarters, and within five minutes of services such as restaurants and grocery stores. The Company expects to expand throughout the United States, and no area of the country has been excluded from the Company's expansion plans. To date, the Company has targeted locales for the development of Candlewood hotels in which the Company has identified properties which were zoned for hotel use or in which the Company believed it could obtain any necessary zoning, conditional use and building permits within a six month period.

    As of December 31, 1996, the Company had acquired or contracted to acquire sites for the construction of Candlewood hotels in the following areas:


AREA SITE                                        Status
---------                                        ------
Wichita, Kansas                                  Completed
Birmingham, Alabama                              Under construction
Denver, Colorado                                 Under construction
Kansas City, Kansas                              Under construction
Louisville, Kentucky                             Under construction
Omaha, Nebraska                                  Under construction
Cincinnati, Ohio                                 Under construction
Hampton, Virginia                                Under construction
Phoenix, Arizona (2)                             Under Contract
Los Angeles, California                          Under Contract
Colorado Springs, Colorado                       Under Contract
Denver, Colorado                                 Under Contract
Washington, D.C.                                 Under Contract
Jacksonville, Florida                            Under Contract


AREA SITE                                        Status
---------                                        ------
Wichita, Kansas                                  Under Contract
Detroit, Michigan                                Under Contract
New York, New York                               Under Contract
Philadelphia, Pennsylvania (2)                   Under Contract
Knoxville, Tennessee                             Under Contract
Fort Worth, Texas                                Under Contract
Houston, Texas (3)                               Under Contract
Salt Lake City, Utah (2)                         Under Contract


    There can be no assurance that present or future development will proceed in accordance with the Company's expectations. The contracts which the Company enters into for the purchase of potential hotel sites provide for numerous investigations and other diligence, including environmental studies and title reports, prior to the closing of the sale of the real property. The Company reserves the right to terminate each contract if it is not satisfied with the results of the investigations and diligence. There can be no assurance that the Company will acquire properties, complete the development and construction of hotels or that any such development or construction will be completed on time or within budget.

    The Company's construction division is responsible for the oversight and coordination of the construction of Candlewood hotels owned by the Company. The construction division has identified and approved six major contractors in various regions of the United States, each of which has extensive experience in the construction of lodging facilities. Each of the approved contractors has agreed to construction contracts on a cost-plus basis with a ceiling on total expense that are expected to limit cost overruns. Any savings in the construction costs will be shared by the Company and the general contractors. The Company's construction division is responsible for site visits and inspection during construction and, upon completion of construction, must approve a hotel's quality before it can commence operations. The Company estimates that average construction time on each hotel will be approximately eight months, subject to delays due to weather and other circumstances.

    The Company's 107 room hotel in Wichita, Kansas was developed for a cost, excluding land, of approximately $3.6 million (or approximately $33,500 per room), including building structure, improvements, furniture, fixtures, equipment and pre-opening costs. The Company believes that its construction costs are relatively low due to a number of factors, including careful site selection, economical and durable exterior and interior finishes and refined and standardized building systems and processes. The Company anticipates, however, that the cost to develop a facility will vary significantly by geographic location in large part due to variable real estate and construction costs. The cost of the Company's real estate in the Wichita, Denver, Louisville, Omaha, Cincinnati, Birmingham, Hampton and Kansas City areas was approximately $250,000, $435,000, $655,000, $630,000, $269,000, $823,000, $284,000, and
$422,000, respectively.

    Hotel Franchising

    The Company has initiated a national franchising program which it believes will accelerate the establishment of its market presence and brand awareness on a national level, generate incremental revenues at an attractive margin, attract franchisees and create opportunities to obtain management contracts with respect to franchised properties. The Company intends to pursue its franchising program not only through the sale of single-site franchises but also through entering into development agreements under which the Company will grant, in exchange for nominal consideration, the right to obtain franchises to construct and operate Candlewood hotels in an exclusive geographic territory, which exclusive rights may be rescinded by the Company if the developer fails to submit franchise applications pursuant to a development schedule. In June 1996 the Company entered into a development agreement with Studio West Hotel Development Company ("SWHDC") which grants SWHDC options to obtain franchises to construct and operate up to 22 hotels in Northern California, Oregon and Washington. This development agreement grants options to the developer to submit site approvals and applications and to execute franchise agreements for five Candlewood hotels in 1996, seven hotels in 1997, seven hotels in 1998 and three hotels in 1999. SWHDC executed all five franchise agreements allotted in 1996. The Company is exploring opportunities to sign franchise and development agreements with several other entities and was a party to two additional franchise agreements with other entities as of December 31, 1996.

    In pursuing its franchising strategy, the Company intends to draw upon Mr. DeBoer's experience with the Residence Inn chain, which included approximately 60 franchised hotels at the time of its sale to Marriott International, Inc. In addition, the Company intends to draw on the experience of Doubletree which has developed an aggressive franchising program. By accelerating the roll-out of Candlewood hotels through its franchising program, the Company's objective is to benefit from economies of scale in management, marketing and purchasing.

     The Company intends to make the services and expertise of its real estate, construction and operations divisions available to its franchisees in order to ensure high quality facilities and customer service. The Company's real estate division intends to work with its franchisees to review sites for development of franchised hotels. The Company's construction division will advise on the construction and development of franchised hotels. A representative of the Company's construction division will visit franchised hotel sites during the construction phase and will inspect and approve each franchised Candlewood hotel before it commences operations. In addition, after commencing operations, all franchised Candlewood hotels will be subject to periodic inspection and verification that they are in compliance with the Company's quality control program and maintenance and updating standards. While the Company may grant franchises in geographic locations where the Company owns and operates hotels, in such circumstances the Company intends to require that it manage the hotels owned by its franchisees in order to coordinate direct sales efforts in the region.

    The Company has arranged with a third party lender for financing for the development of Candlewood hotels. As part of its financial relationship with the Company, the third party lender is expected to provide construction loans of up to 80% of the cost of new Candlewood hotels, upon satisfaction of various conditions by the franchisee. Following stabilization, franchisees are expected to be able to convert these construction loans into long-term financing through the third party lender. Doubletree has agreed to guarantee certain portions of certain of the loans made to the Company or its franchisees pursuant to this arrangement, subject to certain restrictions and limitations. Doubletree has agreed to guarantee the amount of certain loans in excess of approximately 56% of the hotel cost. The amount of such loans will not exceed 75% of the hotel cost, unless Candlewood manages the hotel, in which case such loans will not exceed 80% of the hotel cost. It is anticipated that the guarantee will remain in effect until the loan has been repaid. Upon an event of default, Doubletree will have the option to meet any shortfalls or pay down the loan principal. In exchange for the guarantee, Doubletree will receive a 5% interest in the profits and residual value of the hotel and a 0.25-0.50% fee on the total loan amount outstanding. Most franchisees will require financing for the construction of their hotels, and there can be no assurance that financing or guarantees (by Doubletree or otherwise) will be available on terms satisfactory to the franchisee, or at all.

    In June 1996, the Company entered into a development agreement with Studio Ventures, L.L.C. ("Studio Ventures") which granted Studio Ventures the option to obtain franchises to construct and operate up to 24 Candlewood hotels in specific communities in Kentucky, North Carolina, Ohio, South Carolina and Tennessee. Studio Ventures did not submit applications for franchises within the time frames set forth in the development schedule, and the Company subsequently terminated Studio Ventures' exclusive territorial rights under this development agreement in October 1996.

    Franchise agreements are executed when the Company and the franchisee agree on a site and prior to commencement of construction. The Company has entered into franchise agreements for the establishment of Candlewood hotels in the following areas:

    Milpitas, California                Hillsboro, Oregon
    Pleasanton, California              Dallas, Texas
    Sacramento, California              Bellevue, Washington
    Syracuse, New York

SWHDC commenced construction of the Hillsboro, Oregon hotel in August 1996 and expects to commence operations in the second quarter of 1997. Construction is expected to commence on the remaining four hotels at various dates through the third quarter of 1997. SWHDC is entitled to terminate a franchise agreement after a hotel is open and operating for three years, with a termination fee being required and penalties invoked, including monetary penalties and cancellation of the development agreement. SWHDC has informed the Company that it has raised $30 million of equity financing for the development of Candlewood hotels in its territory.

    By granting exclusive rights in a territory, the Company must rely on the developer, to the exclusion of the Company or other franchisees, to franchise hotels at such locations as the developer chooses and at such times as specified in the development schedule. As a result of development agreements, the Company may become dependent upon a few developers to construct and operate Candlewood hotels in key geographic areas. The Company is a party to only one development agreement, and there can be no assurance that the Company will enter into additional development agreements. Development agreements do not obligate the developer to build or open any Candlewood hotels. Development agreements establish schedules for the submission of franchise applications, which must be signed before construction of a Candlewood hotel is commenced. If a developer fails to franchise any hotels according to the development schedule, the Company will be entitled to revoke the developer's exclusive territorial rights. There can be no assurance that the franchised hotels will be opened at the time specified in the agreements, or at all. There can be no assurance that any additional franchise agreements will be signed, either pursuant to development agreements or independently, or that any Candlewood hotels will be opened pursuant to the terms and the times specified in the development agreements, the franchise agreements, or at all. Failure to franchise hotels according to the schedules set forth in the development agreements could result in delays in construction in certain territories and have a material adverse effect on the Company's business and results of operations.

HOTELS

    The standard Candlewood hotel will contain approximately 75 -- 135 rooms, comprised of studios and one-bedroom suites, both of which contain business and other amenities consistent with amenities found in upscale, full-service hotels. The studios have been designed as spacious, well appointed rooms which the Company believes are larger than most full-service hotel rooms. Up to 25% of the rooms in a standard Candlewood hotel may be one-bedroom suites designed to accommodate guests who are willing to pay a premium rate for a bedroom separated from the kitchen and office area. Neither the Company's hotel in Wichita nor its hotels under construction in the Denver and Omaha areas will contain one-bedroom suites; however, the Company's hotels in the Cincinnati, Louisville, Birmingham, Hampton and Kansas City areas will contain one-bedroom suites.

    Candlewood hotels offer upscale accommodations at competitive rates within the mid-priced extended-stay market which the Company believes will be attractive to guests staying six nights or longer. Each Candlewood studio and one-bedroom suite will offer amenities designed to accommodate the needs of the business traveler, such as two phones with two incoming direct dial lines and computer connections, an oversized wooden desk with a quad-outlet to accommodate office equipment needs, an executive chair, a bulletin board, a guest chair and personalized, remote accessible phone mail. Each Candlewood room will contain a 25-inch television, video cassette player, compact disk player, an iron and ironing board and a fully equipped kitchen, including a full-size refrigerator, full-size microwave oven, dishwasher, two burner stovetop, coffee maker, toaster, and a complete set of utensils and cookware. Also, each Candlewood hotel will be equipped with an exercise room, a guest laundry facility and a convenient dry cleaning drop with same-day service.

    The majority of extended-stay hotels are either in the upscale sector of the market, such as Residence Inn, Homewood Suites, Hawthorn Suites and Summerfield Suites (most with average daily rates in excess of $80), or the economy sector, such as Suburban Lodge, Extended Stay America, Homestead Village and Villager Lodge (most with average daily rates generally less than $35). The Company believes that these brands do not meet the needs of a large number of travelers who desire well appointed, high quality, spacious accommodations with full kitchens, but with room rates in the mid-priced segment of the extended-stay market. Candlewood hotels are designed to accommodate what the Company believes to be an underserved segment of the extended-stay market. In addition, the Company believes that the high quality of Candlewood hotels relative to their moderate daily rate will attract certain guests who otherwise would stay at traditional hotels. The Company anticipates that the average daily rate at Candlewood hotels will be approximately $45 -- $55 per studio, in most areas of the country, which is significantly lower than full-service hotels with comparable room features and amenities and generally competitive with traditional limited-service hotels that do not offer the high quality appointments and amenities of the Company's rooms. Accordingly, the Company believes that Candlewood hotels will be particularly attractive to business travelers, including professionals on temporary work assignment, consultants, travelers conducting or participating in training seminars and government employees.

MARKETING AND SALES

    The Company has designed Candlewood hotels to provide high quality, comfortable and attractive accommodations together with the amenities desired by the extended-stay business traveler. The rooms contain high quality furniture and fixtures, consistent with those found in upscale full-service hotels, to achieve the highest level of guest satisfaction and to reduce maintenance cost. The Company believes that the high quality of its rooms will attract business travelers in the mid-priced segment of the extended-stay market, which the Company believes is underserved by the current supply of rooms. The Company also believes that its design and pricing will result in longer stays, higher occupancy rates and a more stable revenue stream.

    To ensure quality customer service, every Candlewood general manager and director of sales will be required to successfully complete classroom courses and an on-the-job training program covering direct sales, hotel operations, marketing and maximization of operating efficiencies. Each hotel will have an on-site general manager who will be responsible for the Company's quality control standards and procedures which govern management, operations, maintenance, regulatory compliance, reporting and marketing. The Company's operations division will conduct periodic inspections of each Candlewood hotel to ensure compliance with the Company's quality control standards.

    The Company's sales and marketing division has begun to target institutions and employers located in proximity to its properties in Wichita, Denver, Omaha and other areas. The sales and marketing division has also developed a direct mail campaign. In addition, each hotel will have an on-site director of sales dedicated to marketing and direct sales efforts. Through these direct sales efforts, the Company believes it can maintain consistently high occupancy levels and generate longer stays by its guests.

    The Company has established a toll free telephone number to enable guests to make reservations at any of the Company's hotels. The number uses an automated response system that directs the caller to the specific hotel desired, and reservations are then booked directly with that hotel's personnel. In addition, the Company has entered into discussions with Doubletree concerning utilization of Doubletree's central reservation system to facilitate reservations at Candlewood hotels. The Company anticipates that callers to the toll free telephone number dedicated to Doubletree reservations will be referred to or booked at Candlewood hotels only if Doubletree does not have a hotel in a particular locale or if there are no vacancies at Doubletree hotels in a particular locale.

THE LODGING INDUSTRY

    Overview

    Lodging industry revenue and the room supply/demand balance have improved in each year since 1991, according to industry sources which the Company believes to be reliable. The industry is estimated to have generated its third consecutive year of pre-tax profits in 1996 at a record of approximately $10.0 billion, up 32% from pre-tax profits of approximately $7.6 billion in 1995. Room supply and demand historically have been sensitive to shifts in economic growth, resulting in cyclical changes in average daily room rates and occupancy rates. The industry's profitability has been fueled by five consecutive years in which the growth in total room demand has exceeded the growth in total room supply by approximately 1.7%, 2.2%, 2.6%, 1.1% and 0.8% in 1992, 1993, 1994, 1995 and
1996, respectively, as estimated by Smith Travel Research. This sustained, favorable imbalance between supply and demand has enabled the industry to increase revenue per available room ("RevPAR") every year since 1991. According to Smith Travel Research, RevPAR for the industry as a whole grew 3.2%, 5.6%, 6.5%, 6.0% and 7.7% in 1992, 1993, 1994, 1995, and 1996, respectively, over each of the previous periods.

    The Extended-Stay Segment

    The Company's hotels compete in the mid-priced extended-stay segment of the lodging industry. According to industry sources which the Company believes to be reliable, of the approximately 3.4 million guest rooms available in the United States as of December 31, 1996, there were only approximately 58,000 or 1.7% dedicated extended-stay rooms concentrated at approximately 506 properties. The consumer research firm of D.K. Shifflet has estimated that in 1995 approximately 195 million business non-convention room nights were associated with stays of four nights or more, while there were only approximately 18.6 million room nights available at extended-stay lodging facilities. These statistics indicate that the majority of extended-stay travelers are staying in traditional hotel rooms.

    The Company believes that the majority of existing extended-stay rooms are in the upscale and economy segments of the extended-stay market, leaving the mid-priced segment underserved by the existing supply and type of rooms. Of the approximately 506 extended-stay properties, the Company believes that approximately 317, or approximately 63%, operate in the upscale segment, approximately 131, or approximately 26%, operate in the economy segment, and only approximately 58 properties, or 11%, operate in the mid-priced segment. Based on the published occupancy rates for other extended-stay hotels and D.K. Shifflet's estimate that approximately 50% of extended-stay demand is in the mid-priced segment, the Company believes that there is strong demand for mid-priced extended-stay hotels. The Company believes mid-priced extended-stay hotels provide guests with many of the amenities of an upscale extended-stay hotel at a more affordable price, attracting both upscale guests who wish to save money and economy guests who desire high quality amenities.

    The lodging industry, and the extended-stay segment in which the Company operates, may be adversely affected by changes in national or local economic conditions and other local market conditions, such as an oversupply of hotel rooms or a reduction in demand for hotel space in a geographic area, changes in travel patterns, extreme weather conditions, changes in governmental regulations which influence or determine wages, prices or construction costs, changes in interest rates, the availability of financing for operating or capital needs or changes in real estate tax rates and other operating expenses. In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. Downturns or prolonged adverse conditions in the real estate or capital markets or in national or local economies, the inability of the Company or its franchisees to secure financing for the development of Candlewood hotels or an oversupply of hotel rooms coupled with a reduction in demand could have a material adverse impact on the Company's business and results of operations.

COMPETITION

    The lodging industry is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, service levels, reputation, reservation systems, convenience of location and the supply and availability of alternative lodging. The Company intends to build most of its properties in geographic locations where other extended-stay hotels may be located. The Company expects to compete for guests and development sites with both traditional lodging facilities and other extended-stay facilities, including those owned and operated by competing chains and individual extended-stay facilities. Many of these competitors have greater financial resources and may have better relationships with prospective franchisees, representatives of the construction industry and others in the lodging industry. The number of competitive lodging facilities in a particular area could have a material adverse effect on occupancy, average daily rate and revenues of the Candlewood hotels.

    Competition for franchise agreements in the lodging industry is intense. The Company expects to compete with national and regional brand franchisors, most of which have greater name recognition and financial resources and a more established market presence than the Company. The Company believes that competition for franchise agreements is based principally upon: the perceived value and validity of the brand; the nature and quality of services provided to franchisees; the franchisees' view of the relationship of building cost and operating expenses to the potential for revenues and profitability during operation and upon sale; and the franchisees' ability to finance construction and operation of the hotel. No assurance can be given that the Company will be successful in establishing brand awareness or the other factors on which franchisors compete, retaining its current franchisee or competing for or obtaining additional franchisees. Failure to maintain and attract franchisees could have a material adverse effect on the Company's business and results of operations.

    The Company anticipates that competition within the extended-stay lodging market will increase substantially in the foreseeable future. A number of other lodging chains and developers have developed or are attempting to develop extended-stay lodging facilities that may compete with the Company's facilities. In particular, some of these entities target the mid-priced segment of the extended-stay market in which the Company competes. The Company may compete for guests and for development sites with certain of these established entities that have greater financial resources than the Company and better relationships with lenders and real estate sellers. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve facilities in markets in which the Company competes, thereby materially adversely affecting the Company's business and results of operations.

GOVERNMENT REGULATION

    The hotel industry is subject to numerous federal, state and local government regulations, including those relating to building and zoning requirements. In addition, the Company and its franchisees are subject to laws governing their relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The Company is also subject to federal regulations and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and termination or nonrenewal of a franchise. Some states require that certain materials be approved before franchises can be offered or sold in that state. The failure to obtain permits or licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company's business and results of operations. Both at the federal and state level from time to time, there are proposals under consideration to increase the minimum wage.

    Under the Americans With Disabilities Act, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although the Company has attempted to satisfy ADA requirements in the designs for its facilities, no assurance can be given that a material ADA claim will not be asserted against the Company, which could result in a judicial order requiring compliance, and the expenditure of substantial sums to achieve compliance, an imposition of fines, or an award of damages to private litigants. These and other initiatives could adversely affect the Company as well as the lodging industry in general.

ENVIRONMENTAL MATTERS

    The Company's operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations. In addition, in the event any future legislation is adopted, the Company may, from time to time, be required to make significant capital and operating expenditures in response to such legislation. The Company attempts to minimize its exposure to potential environmental liability through its site selection procedures. The Company typically enters into contracts to purchase real estate subject to certain contingencies. Prior to exercising its option and purchasing the property, the Company conducts a Phase I environmental assessment (which generally includes a physical inspection and database search, but not soil or groundwater analyses).

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. In connection with the ownership or operation of hotels, the Company may be potentially liable for any such costs. Although the Company is currently not aware of any material environmental claims pending or threatened against it or any of its managed or franchised hotels, no assurance can be given that a material environmental claim will not be asserted against the Company or against the Company and its managed or franchised hotels. The cost of defending against claims of liability or of remediating a contaminated property could have a material adverse effect on the results of operations of the Company.

PROPRIETARY RIGHTS

    "Candlewood" is a registered service mark of the Company on the principal register of the United States Patent and Trademark Office. The Certificate of Registration was issued on December 24, 1996. The Company has filed an application for federal service mark registration of its twin-circle flame logo and has registered both "Candlewood" and the logo as service marks in the State of Kansas. An application for registration of "Your Studio Hotel" on the principal register of the U.S. Patent and Trademark Office has been denied by the examiner, and the Company anticipates moving the application to the secondary register which does not provide the protection afforded by registration on the principal register but lays a basis for establishing a claim to such rights in the future. The Company also claims common law rights to the trade name and service marks for various Candlewood products.

INSURANCE

    The Company currently has the types and amounts of insurance coverage that it considers appropriate for a company of its size in its business. While management believes that its insurance coverage is adequate, if the Company were held liable for amounts exceeding the limits of its insurance coverage or for claims outside of the scope of its insurance coverage, the Company's business, results of operations, and financial condition could be materially and adversely affected. Specifically, there are certain types of hotel-related losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable. The Company uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on the Company's hotels at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a loss would be insufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it unfeasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to such hotel. In addition, property and casualty insurance rates may increase depending on claims experience, insurance market conditions and the replacement value of the Company's hotels.

EMPLOYEES

    As of December 31, 1996, the Company and its subsidiaries employed 45 persons, 9 of whom were employed at the Company's hotel in Wichita, 7 of whom were employed in positions related to the Company's other hotels under construction and 29 of whom were employed in the Company's corporate headquarters. The Company's employees are not subject to any collective bargaining agreements, and management believes that its relationship with its employees is good.

PROPERTIES

    As of December 31, 1996, the Company owned the property in Wichita, Kansas on which its 107 room hotel is located. The Company also owned properties in the Cincinnati, Ohio, Denver, Colorado, Louisville, Kentucky, Omaha, Nebraska, Birmingham, Alabama, Kansas City, Kansas and Hampton, Virginia areas and had commenced construction of Candlewood hotels at those sites. The hotels in the Denver and Omaha areas, when completed, are expected to contain 131 and 130 studios, respectively, and approximately 57,000 square feet. The hotels in the Cincinnati and Louisville areas, when completed, are each expected to contain 65 studios, 12 one-bedroom suites and approximately 39,000 square feet.

    In addition to the properties described above, the Company also maintains its corporate headquarters in Wichita, Kansas. The Company leases its office space on a short-term basis. These offices are sufficient to meet the Company's present needs, and the Company does not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to the Company.

CERTAIN BUSINESS CONSIDERATIONS AND RISK FACTORS

    This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K.

    Limited Operating History; Risks of Operations. The Company began operating its first extended-stay hotel in May 1996 and has a limited operating history upon which to evaluate the Company's performance and its claims about the proposed construction, operation, features, rates and demand for Candlewood hotels, among other things. In addition, as of December 31, 1996 the Company operated only one hotel, which hotel has not generated sufficient cash to cover the Company's operating expenses. The Company has incurred losses to date and there can be no assurance that the Company will be profitable in the future. Given the substantial development and financing expenses relating to the Company's expansion, it expects to sustain net losses for the foreseeable future and such losses could be larger than those previously reported. Operation of individual hotels and a chain of multiple hotels is subject to numerous risks including the inability to operate the hotels at expected expense levels, the inability to maintain high occupancy rates or to attract guests for extended stays, liability for accidents and other events occurring at hotel properties and the inability to achieve expected nightly rates. If the Company is unable to efficiently and effectively operate its hotels, the Company's business and results of operations would be materially and adversely effected.

    Future Capital Needs and Risks of Additional Financing. The development of hotels is capital intensive. The Company has arranged with a third party lender to finance up to 60% of the cost of individual Company-developed hotels. The Company has and expects to continue to seek financing of up to 80% of the cost of certain Company-developed hotels utilizing Doubletree's guarantee to facilitate such financing. The use of the Doubletree guarantee reduces the Company's profit opportunity, if any, with respect to certain Company-developed hotels. Funding of the loans for each hotel will be subject to approval of the third party lender on an individual hotel basis, upon satisfaction of various conditions. There can be no assurance that any financing applications submitted by the Company will be approved by the third party lender on a timely basis, or at all, that the Company will be able to utilize the Doubletree guarantee, or that the Company will be able to finance greater than 60% of the cost of any Company-developed hotel with the third party lender. If the applications are not approved or if loans are not funded on a timely basis, the Company may be unable to construct additional Candlewood hotels, may experience delays in its planned development of hotels, and expects that it will be required to seek additional financing. In addition, the Company's ability to meet its debt service obligations will depend upon the future performance of the Company's operations, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. The Company has no current arrangements with respect to, or sources of, additional financing. Additionally, no assurance can be given that financing will be available to the Company when needed or upon terms acceptable to the Company. If such capital or financing is unavailable, the Company may not be able to develop further hotels.

    Development Risks. The Company intends to grow primarily by developing and franchising additional Candlewood extended-stay hotels. Development involves substantial risks, including: costs exceeding budgeted or contracted amounts; delays in completion of construction; failing to obtain all necessary zoning and construction permits; financing not being available on favorable terms; developed properties not achieving desired revenue or profitability levels once opened; competition for suitable development sites from competitors, some of whom have greater financial resources than the Company; incurring substantial costs if a development project must be abandoned prior to completion; changes in governmental rules, regulations and interpretations; and changes in general economic and business conditions. There can be no assurance that the Company will acquire properties, complete the development and construction of hotels or that any such development or construction will be completed on time or within budget.

    Risks Associated with Rapid Growth; Reliance on Doubletree. The Company's rapid development plans will require the implementation of specialized operational and financial systems and will require additional management, operational and financial resources. For example, the Company will be required to recruit and train property managers and other personnel for each new hotel as well as additional personnel at its headquarters. There can be no assurance that the Company will be able to achieve its planned rate of expansion or manage its expanding operations effectively. If the Company is unable to manage its growth effectively, the Company's business and results of operations could be materially and adversely effected. The Company expects to derive substantial benefits from its strategic alliance with Doubletree. However, Doubletree is under no obligation to provide any services or to provide any benefits to the Company. If such services or benefits are provided, there can be no assurance that they will be provided on terms that are beneficial to the Company or, that if provided, will not be cancelled at any time.

    Dependence on Single Type of Lodging Facility and Single Brand. The Company intends exclusively to develop, manage and franchise Candlewood hotels. The Company currently does not intend to develop any lodging facilities other than extended-stay hotels in the mid-priced segment of the market and does not intend to develop lodging facilities with other franchisors. Accordingly, the Company will be subject to risks inherent in concentrating investments in a single type of lodging facility and a single franchise brand, such as a shift in demand or a reduction in business following adverse publicity related to the brand, which could have a material adverse effect on the Company's business and results of operations. The Company has limited history upon which it can gauge consumer acceptance of its hotels, and there can be no assurance that the Company's hotels will be readily accepted by guests who are looking for extended-stay hotel accommodations. Further, the Company's hotels will compete against other facilities with substantially greater brand recognition.

    Real Estate Investment Risks. The Company's investment in its hotels will be subject to varying degrees of risk related to the ownership and operation of real property. The underlying value of the Company's real estate investments is significantly dependent upon its ability to maintain or increase cash provided by operating such investments. The value of the Company's hotels and income from the hotels may be materially adversely affected by changes in national economic conditions, changes in general or local economic conditions and neighborhood characteristics, competition from other lodging facilities, changes in real property tax rates, changes in the availability, cost and terms of financing, the impact of present or future environmental laws, the ongoing need for capital improvements, changes in operating expenses, changes in governmental rules and policies, natural disasters and other factors which are beyond the control of the Company. Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions will be limited. There can be no assurance that the Company will be able to dispose of an investment when it finds disposition advantageous or necessary or that the sale price of any disposition will recoup or exceed the amount of the Company's investment.

    Dependence on Key Personnel. The Company's success depends to a significant extent upon the efforts and abilities of its senior management and key employees, particularly, Mr. Jack P. DeBoer, Chairman of the Board, President and Chief Executive Officer, and Mr. Warren D. Fix, Executive Vice President and Chief Financial Officer. The loss of the services of either of these individuals could have a material adverse effect upon the Company's business and results of operations.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

    The Company's initial public offering of common stock was effected as of November 5, 1996. The common stock is listed on the Nasdaq National Market under the symbol "CNDL". The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the Nasdaq National market:

1996                                      High            Low
----                                      ----            ---
Fourth Quarter*                         $10 1/8         $8 1/4


---------------
* Reflective of the period from November 5, 1996 (commencement of the Company's initial public offering) until December 31, 1996.

    The closing sales price of the Company's common stock on March 21, 1997 was $10. The approximate number of stockholders of record on March 21, 1997 was 27.

    The Company has not paid dividends on its Common Stock. The Company currently intends to retain any future earnings for reinvestment in the development and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. Pursuant to the terms of the Stockholders Agreement among the Initial Stockholders, so long as the Initial Stockholders hold in excess of 50% of the outstanding shares of the Company's Common Stock, the approval of the Initial Stockholders is required before the Company can declare or pay any dividends. The Company anticipates that future financing, including any lines of credit, may restrict or prohibit the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below as of and for the year ended December 31, 1996 and the period from October 1, 1995 (inception) to December 31, 1995 have been derived from the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto of the Company.

                                                                           Period from
                                                                         October 1, 1995
                                                       Year Ended         (Inception) to
                                                    December 31, 1996   December 31, 1995(1)
                                                    -----------------   --------------------
STATEMENT OF OPERATIONS DATA:
Revenues..........................................     $  685,697          $        -
Hotel operating expenses..........................        365,692                   -
Corporate operating expenses......................      1,671,450             204,361
Depreciation and amortization.....................        248,650               4,625
Loss from operations..............................     (1,600,095)          (208,986)
Interest income...................................        328,047                   -
Interest expense..................................        (80,926)                  -
Net loss..........................................     (1,352,974)          (208,986)
Pro forma net loss per share (2)..................          (0.23)             (0.04)
Pro forma weighted average shares outstanding (2).       5,764,071          5,175,000


                                                    December 31, 1996   December 31, 1995
                                                    -----------------   -----------------
BALANCE SHEET DATA:
Cash and cash equivalents.........................     $33,497,118         $  123,384
Total assets......................................      51,673,943          1,283,341
Accounts payable..................................       2,182,843             64,695
Notes payable.....................................      15,457,109                  -
Minority interest.................................               -              8,427
Members' equity...................................               -          1,182,687
Stockholders' equity..............................      33,405,972                  -

-------------
(1) Although Candlewood LLC was not formed until November 16, 1995, certain expenses applicable to its business were incurred during the period from October 1, 1995 to November 16, 1995 and were funded by capital contributions of members. Accordingly, the Company's statements of operations have been presented as if the Company's operations began on October 1, 1995.

(2) Pro forma net loss per share is based on (i) the 5,175,000 shares of Common Stock of the Company issued in conjunction with the Reorganization as if such shares had been issued and outstanding for all periods presented, (ii) the 3,850,000 shares of Common Stock of the Company (based on the weighted shares outstanding during the period) issued in conjunction with the Company's initial public offering in November 1996 and (iii) the amount of pro forma net loss as if the Company had operated as a C Corporation for all periods presented. See Notes 1.b and 1.l of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere herein.

OVERVIEW

    The Company began operations in October 1995 to develop, own, operate, manage and franchise Candlewood extended-stay hotels, designed particularly for the business traveler. The Company began construction of its first Candlewood hotel in Wichita, Kansas in October 1995. Construction of this hotel was completed and the hotel opened in May 1996. In May and June 1996, respectively, the Company began construction of two additional hotels, one in each of the Omaha, Nebraska and Denver, Colorado areas, which opened in the first quarter of 1997. In September 1996, the Company began construction of two additional hotels, one in each of the Cincinnati, Ohio and Louisville, Kentucky areas, which are scheduled to open in the second quarter of 1997. In December 1996, the Company began construction of three more hotels, one in each of the Birmingham, Alabama, Kansas City, Kansas and Hampton, Virginia areas, which are scheduled to open in the fourth quarter of 1997. As of December 31, 1996, the Company had 19 potential Candlewood sites under contract and had agreements in principle or letters of intent with respect to 22 potential sites. There can be no assurance that the Company will be successful in purchasing or developing any of these sites or that the Company will achieve its expected rate of development.

    In addition to the construction of Company-owned Candlewood hotels, the Company intends to expand through its national franchising program. The Company entered into a development agreement dated as of June 11, 1996 with Studio West Hotel Development Company, LLC ("SWHDC") which, in exchange for nominal consideration, grants SWHDC the option to obtain franchises to construct and operate 22 Candlewood hotels in Northern California, Oregon and Washington. This development agreement grants SWHDC options to obtain franchises to construct and operate five Candlewood hotels in 1996, seven Candlewood hotels in 1997, seven Candlewood hotels in 1998, and three Candlewood hotels in 1999. On July 25, 1996, the Company entered into a franchise agreement with SWHDC relating to the establishment of a Candlewood hotel in Hillsboro, Oregon. SWHDC began construction of this hotel in August 1996 and expects to commence operations in the second quarter of 1997. In addition, the Company has entered into franchise agreements with SWHDC for the establishment of Candlewood hotels in Milpitas, Pleasanton, and Sacramento, California and in Bellevue, Washington. Development agreements do not obligate the developer to build or open any Candlewood hotels; however, such agreements allow the Company to terminate the developer's exclusive territorial rights if the developer fails to submit franchise applications pursuant to a development schedule. There can be no assurance that any Candlewood hotels will be opened pursuant to the terms and at the times specified in the development agreements, the franchise agreements, or at all.

RESULTS OF OPERATIONS

    Hotel Operations -- Wichita Hotel

    As of December 31, 1996, the Company owned and operated one Candlewood hotel in Wichita, Kansas, which opened on May 5, 1996. The following table presents summary financial information for the Wichita, Kansas hotel for the period from May 5, 1996 to December 31, 1996. The results of operations for this period are not necessarily indicative of the future results of operations of the Wichita hotel or of other Company-owned hotels.

                                                                      May 5, 1996
                                                                   (Commencement of
                                                                    Operations) to
                                                                   December 31, 1996
                                                                   -----------------
Room revenue.....................................................  $     659,317
Other revenue....................................................         26,380
Hotel operating expenses.........................................        365,692
Depreciation and amortization....................................        179,851


    Room revenue for the period from May 5, 1996 to December 31, 1996, was $659,317. The average occupancy rate for the same period was 56%. Occupancy rates are determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available at the facility. During the same period, the length of stay averaged approximately 13 days and the average daily room rate was $47.71. The Company believes that the average daily room rate was favorably affected by stays that were shorter than six days, as these shorter stays commanded a slightly higher rate. Other revenue for the hotel consists of guest telephone, vending and pay-per-view movie revenues. Revenue per available room (RevPAR) was $26.77 for the period ended December 31, 1996.

    Hotel operating expenses for the period from May 5, 1996 to December 31, 1996, totaled $365,692. Hotel operating expenses consisted of all expenses directly applicable to the operation of the hotel and did not include an allocation of corporate operating expenses. The largest portion of hotel operating expenses was salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items, and similar expenses.

    Depreciation and amortization expense for the period from May 5, 1996 to December 31, 1996, was $179,851. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of pre-opening expenses, which are amortized over no more than the first 12 months of operations. For the period from May 5, 1996 to December 31, 1996, depreciation expense reflects amounts for the pro-rata portion of a full year.

    Corporate Operations

    Corporate operating expenses included all expenses not directly related to the development or operation of specific hotels. Such expenses, which totaled approximately $1.7 million for the year ended December 31, 1996, were related principally to salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, telephone, utilities, advertising and professional fees and similar expenses.

    Depreciation and amortization for the year ended December 31, 1996 totaled $68,799 and related to the furniture, equipment and intangible assets of the corporate office. Depreciation was calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expenses for intangible assets is computed using the straight-line method over the life of the corresponding asset.

    The Company earned $328,047 of interest income for the year ended December 31, 1996 which related principally to short-term investment of excess funds, including the proceeds from the Company's initial public offering of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1996, cash used in operating activities totaled $227,487. The net loss during the year was approximately $1.4 million, resulting primarily from the need to employ corporate staff in anticipation of, and preparation for, the addition of future hotel facilities. Increases in accounts receivable, prepaid expenses, capitalized pre-opening costs and other assets also resulted in the use of cash during the period. These uses were offset by increases in accounts payable, accrued expenses and deferred franchise fee revenue and by expenses not requiring the use of cash.

    Cash used by investing activities for the year ended December 31, 1996 totaled approximately $14.9 million. The Company's expenditures for property and equipment in connection with the construction of new hotels totaled approximately $13.1 million. Increases in pre-acquisition costs and other assets also resulted in the use of cash.

    During the year ended December 31, 1996, the primary source of cash was the net proceeds from the Company's initial public offering, which totaled approximately $35.0 million. Cash was also provided by loan proceeds totaling $15.5 million, $12.5 million of which was attributable to the subordinated credit facility extended to the Company by Doubletree. Capital contributions to Candlewood LLC by the Members prior to the reorganization were distributed to the Members in exchange for shares of Company common stock pursuant to the terms of the Reorganization. Capitalized loan fees of $477,825 resulted in a use of cash in 1996.

    The net loss for the period ended December 31, 1995 of $208,986 resulted from development stage activities. Increases in accounts payable and accrued expenses provided cash flow from operating activities during the period, partially offsetting the net loss.

    Expenditures for property and equipment for the period ended December 31, 1995 of $880,596 related to construction activities for the Company's first hotel located in Wichita, Kansas. Other investing activities related to capitalized organizational costs and certificates of deposit.

    Net cash provided by financing activities during the period ended December 31, 1995, resulted from members' capital contributions in the amount of approximately $1.2 million.

    To date, the Company's material commitments for capital expenditures have consisted exclusively of amounts committed in connection with the development and construction of Candlewood hotels. At December 31, 1996, the Company had material commitments for capital expenditures of approximately $22.9 million related to the construction of the Denver, Omaha, Louisville, Cincinnati, Birmingham, Kansas City and Hampton area hotels.

    Before the closing of the initial public offering of the Company's common stock, the Company's operations were financed primarily through capital provided by Doubletree. In connection with the Company's Reorganization, Doubletree agreed to extend to the Company a five year, $15.0 million subordinated credit facility. Prior to the Offering, Doubletree loaned to the Company approximately $12.5 million, including a preferred return amounting to approximately $392,000 on its capital contributions, which is subordinated to debt incurred in the development of hotels and the Company's line of credit, if any is established in the future. Amounts outstanding under the credit facility bear interest at annual rates of 7% and 10% for the first and second 12 month periods following funding, respectively, and 15% thereafter. The determination of the applicable interest rates for the initial amounts loaned under the credit facility is based on the date equivalent amounts were originally contributed to Candlewood LLC. Interest on borrowings under the facility is payable quarterly.

    The Company has arranged with a third party lender to finance up to 60% of the cost of individual Company-developed hotels. The Company has and expects to continue to seek financing of up to 80% of the cost of certain Company-developed hotels utilizing a guarantee of certain indebtedness by Doubletree to facilitate such financing. In return for such guarantee, Doubletree would receive a 5% interest in the profits and residual value of the respective hotel and a 0.25% to 0.50% fee on the total loan amount outstanding. In addition, the Company, through its Subsidiaries, has entered into a $3.0 million term loan agreement and promissory note, dated as of October 15, 1996, with NationsBank related to its Wichita hotel. The Company has also obtained separate term loan commitments from NationsBank in the amounts of $4.0 million and $4.1 million for each of its hotels under construction in the Denver and Omaha areas, respectively.

    The Company's anticipated sources of liquidity on a long-term basis include cash flow from completed Candlewood hotels, secured and unsecured borrowings, sale/leaseback arrangements and the issuance of debt or equity securities.

    The Company believes that a combination of its cash and cash equivalents and cash from operations, together with its subordinated credit facility and construction loan guarantees from Doubletree, construction financing from NationsBank and third party lenders (if approved on an individual basis) and additional sources of liquidity will be sufficient to provide capital for development and operations into the fourth quarter of 1997. There can be no assurance that changes will not occur that will require the Company to seek additional capital or financing at an earlier date. The Company has no current arrangements with respect to, or sources of, such additional financing, and there can be no assurance that additional financing will be available when needed or upon terms acceptable to the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is effective for the Company beginning January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There is no impact on the consolidated financial statements as of December 31, 1996 as a result of adoption of this statement.

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The provisions of Statement No. 123 will not have a material effect on the consolidated financial condition or operating results of the Company as the Company does not intend to adopt the fair value based measurement concept.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is filed as a separate part of this Report (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1 Election of Directors" and under the caption "Executive Officers of the Company" of the registrant's definitive Proxy statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 14, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

    There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 14, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

    There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the registrant's definitive Proxy statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 14, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 14, 1997.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          1. The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report are filed as part of this Report (see page F-1).

          2.   Financial Statement Schedules.  No such schedules are required.

          3.   Exhibits

     The list of exhibits contained in the Index to Exhibits is filed as part of this Report (see page E-1).

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 26, 1997                  CANDLEWOOD HOTEL COMPANY, INC.



                                       By:   /s/ Jack P. DeBoer
                                           ----------------------------------
                                               Jack P. DeBoer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                           Date Signed
     ---------                         -----                           -----------

     /s/ Jack P. DeBoer            President, Chief Executive        March 26, 1997
----------------------------
          Jack P. DeBoer           Officer and Director
                                   (Principal Executive Officer)


     /s/ Warren D. Fix             Executive Vice President,         March 26, 1997
----------------------------
           Warren D. Fix           Chief Financial Officer and
                                   Secretary (Principal
                                   Financial and Accounting
                                   Officer)


     /s/ Gary E. Costley           Director                          March 26, 1997
----------------------------
          Gary E. Costley


   /s/ Richard J. Ferris           Director                          March 26, 1997
----------------------------
         Richard J. Ferris


  /s/ Russell W. Meyer, Jr.        Director                          March 26, 1997
----------------------------
       Russell W. Meyer, Jr.


    /s/ Tony M. Salazar            Director                          March 26, 1997
----------------------------
          Tony M. Salazar


   /s/ Peter V. Ueberroth          Director                          March 26, 1997
----------------------------
        Peter V. Ueberroth

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..............................................................  F-2
Consolidated Balance Sheets at December 31, 1996 and 1995.................................  F-3
Consolidated Statements of Operations for the Year Ended December 31, 1996 and the
     Period from October 1, 1995 (Inception) to December 31, 1995.........................  F-4
Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1996
     and the Period from October 1, 1995 (Inception) to December 31, 1995 ................  F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 1996
     the Period from October 1, 1995 (Inception) to December 31, 1995.....................  F-6
Notes to Consolidated Financial Statements................................................  F-7

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Candlewood Hotel Company, Inc.:

We have audited the accompanying consolidated balance sheets of Candlewood Hotel Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and the period from October 1, 1995 (date of inception) to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candlewood Hotel Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and the period from October 1, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                                                          KPMG Peat Marwick LLP

Wichita, Kansas
February 21, 1997

               CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995

                                                                          1996             1995
                                                                     ------------       ----------
ASSETS
Cash and cash equivalents .......................................    $ 33,497,118       $  123,384
Accounts receivable .............................................         142,584            2,975
Pre-opening costs, net of accumulated amortization of $80,370 ...         154,711             --
Prepaid expenses ................................................         116,568              945
                                                                     ------------       ----------
          Total current assets ..................................      33,910,981          127,304
                                                                     ------------       ----------

Construction in progress - hotel property .......................      11,199,765          842,656
Property and equipment, net of accumulated
  depreciation of $142,490 and $301, respectively ...............       3,961,987           37,639
Intangible assets, net of accumulated amortization of
  $23,057 and $4,324, respectively ..............................         223,286          239,345
Pre-acquisition costs ...........................................       1,397,473            6,397
Other assets ....................................................         980,451           30,000
                                                                     ------------       ----------
                                                                     $ 51,673,943       $1,283,341
                                                                     ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - current portion .................................    $     21,290       $     --
Accounts payable ................................................       2,182,843           64,695
Accrued expenses ................................................         252,219           27,532
Deferred franchise fee revenue ..................................         375,800             --
                                                                     ------------       ----------
          Total current liabilities .............................       2,832,152           92,227
                                                                     ------------       ----------

Notes payable ...................................................      15,435,819             --
Minority interests ..............................................            --              8,427

Members' equity .................................................            --          1,182,687
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
     none issued ................................................            --               --
  Common stock, $.01 par value, 100,000,000 shares authorized,
     9,025,000 issued and outstanding ...........................          90,250             --
  Additional paid-in capital ....................................      35,269,891             --
  Accumulated deficit ...........................................      (1,954,169)            --
                                                                     ------------       ----------
          Total stockholders' equity ............................      33,405,972             --
                                                                     ------------       ----------
Commitments .....................................................
                                                                     ------------       ----------
                                                                     $ 51,673,943       $1,283,341
                                                                     ============       ==========



See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Year Ended December 31, 1996 and the Period from
                October 1, 1995 (Inception) to December 31, 1995

                                                        1996              1995
                                                    -----------       -----------
REVENUES:
Room revenue .................................      $   659,317       $      --
Other revenue ................................           26,380              --
                                                    -----------       -----------
  Total revenues .............................          685,697              --
                                                    -----------       -----------

COSTS AND EXPENSES:
Hotel operating expenses .....................          365,692              --
Corporate operating expenses .................        1,671,450           204,361
Depreciation and amortization ................          248,650             4,625
                                                    -----------       -----------
  Total costs and expenses ...................        2,285,792           208,986
                                                    -----------       -----------
Loss from operations .........................       (1,600,095)         (208,986)
Interest income ..............................          328,047              --
Interest expense .............................          (80,926)             --
                                                    -----------       -----------

    Net loss .................................      $(1,352,974)      $  (208,986)
                                                    ===========       ===========

Net loss per share, pro forma ................      $     (0.23)      $     (0.04)
Weighted average shares outstanding,
  pro forma...................................        5,764,071         5,175,000


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the Year Ended December 31, 1996 and the Period from
                October 1, 1995 (Inception) to December 31, 1995

                                        Total                       Additional                             Total
                                       Members'       Common         Paid-in         Accumulated       Stockholders'
                                       Equity          Stock         Capital           Deficit             Equity
                                    ------------       -------      -----------      -----------       ------------
Balance at October 1, 1995 ...      $       --         $  --        $      --        $      --         $       --
Capital contribution .........         1,391,673          --               --               --            1,391,673
Net loss .....................          (208,986)         --               --               --             (208,986)
                                    ------------       -------      -----------      -----------       ------------
Balance at December 31, 1995 .         1,182,687          --               --               --            1,182,687
Members' capital contribution         10,981,692          --               --               --           10,981,692
Distribution to Member .......       (11,973,165)         --               --           (392,209)       (12,365,374)
Issuance of common stock,
     net of offering costs ...              --          38,500       34,921,441             --           34,959,941
Exchange of members' interests
     for common stock ........          (191,214)       51,750          348,450         (208,986)              --
Net loss .....................              --            --               --         (1,352,974)        (1,352,974)
                                    ------------       -------      -----------      -----------       ------------
Balance at December 31, 1996 .      $       --         $90,250      $35,269,891      $(1,954,169)      $ 33,405,972
                                    ============       =======      ===========      ===========       ============


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Year Ended December 31, 1996 and the Period from
                October 1, 1995 (Inception) to December 31, 1995

                                                           1996              1995
                                                      ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................      $ (1,352,974)      $  (208,986)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization ..............           248,650             4,625
    Change in:
     Accounts receivable .......................          (139,609)           (2,975)
     Pre-opening costs .........................          (235,081)             --
     Prepaid expenses ..........................          (115,623)             (945)
     Other assets ..............................            (1,999)             --
     Accounts payable ..........................           768,662            64,695
     Accrued expenses ..........................           224,687            27,532
     Deferred franchise fee revenue ............           375,800              --
                                                      ------------       -----------
     Net cash used in operating activities .....          (227,487)         (116,054)
                                                      ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment ........       (13,074,161)         (880,596)
Increase in pre-acquisition costs ..............        (1,391,076)           (6,397)
Increase in other assets .......................          (477,984)          (30,000)
Expenditures for capitalized intangible
  assets........................................            (2,674)          (43,669)
                                                      ------------       -----------
     Net cash used in investing activities .....       (14,945,895)         (960,662)
                                                      ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable ..................................        15,457,109              --
Net proceeds from issuance of common stock .....        34,959,941              --
Distribution to member .........................       (12,365,374)             --
Members' capital contributions .................        10,981,692         1,191,673
Capitalized loan fees ..........................          (477,825)             --
Minority interest ..............................            (8,427)            8,427
                                                      ------------       -----------
     Net cash provided by financing activities .        48,547,116         1,200,100
                                                      ------------       -----------

Net increase in cash and cash equivalents ......        33,373,734           123,384
Cash and cash equivalents at beginning
  of period.....................................           123,384              --
                                                      ------------       -----------
Cash and cash equivalents at end of period .....      $ 33,497,118       $   123,384
                                                      ============       ===========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   DESCRIPTION OF BUSINESS

     The Company develops, constructs, owns, operates, manages and franchises a new nationwide hotel chain under the name Candlewood Hotel. The hotels are designed to serve extended-stay, value oriented, guests with high quality, fully equipped studio units. The first hotel commenced operations on May 5, 1996, and as of December 31, 1996, the Company had one hotel in operation in Wichita, Kansas, two additional hotels under construction in the Omaha, Nebraska and Denver, Colorado areas, which will open in the first quarter of 1997, and five additional hotels under construction, which will open at various other times in 1997.

     b.   REORGANIZATION

     Candlewood Hotel Company, Inc. (together with its predecessor, the "Company") was incorporated in August 1996 to succeed to the business of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"), in anticipation of the initial public offering of 3,850,000 shares of the Company's common stock, $.01 par value per share. Candlewood LLC was formed in November 1995 to develop, own, operate and franchise Candlewood extended-stay hotels designed particularly for the business traveler. Candlewood LLC began construction of its first Candlewood hotel in Wichita, Kansas in the fourth quarter of 1995, and construction was completed and the hotel opened in May 1996. In May and June 1996, respectively, Candlewood LLC began construction of its second and third hotels, located in the Omaha, Nebraska and Denver, Colorado areas. In September 1996, Candlewood LLC began construction of its fourth and fifth hotels, located in the Cincinnati, Ohio and Louisville, Kentucky areas. The properties in the Wichita, Omaha, Denver, Cincinnati and Louisville areas are owned by separate limited liability companies which were organized as subsidiaries of Candlewood LLC (the "Subsidiary LLCs").

     On November 8, 1996, the Company completed an initial public offering of 3,850,000 shares of common stock at an initial public offering price of $10.00 per share (the "Offering"). The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and expenses of the Offering, were approximately $35.0 million. The Company intends to use approximately $33.0 million of the net proceeds from the Offering to fund the national expansion of the Company through the development of Company-owned Candlewood hotels and approximately $2.0 million for working capital and general corporate purposes. Pending the use of proceeds described above, the net proceeds of the Offering have been invested in interest-bearing, short-term, investment grade securities.

     Prior to the Offering, the membership interests in Candlewood LLC were owned 50% by Doubletree Corporation ("Doubletree"), 42.5% by JPD Corporation, a Kansas corporation owned by Mr. Jack P. DeBoer, the Company's President, and certain trusts (the "DeBoer Trusts"), and 7.5% by the Warren D. Fix Family Partnership, L.P. (the "Fix Partnership"), the general partner and majority owner of which is Mr. Warren Fix, the Executive Vice President and Chief Financial Officer of the Company.

     Immediately prior to the Offering, Doubletree and the Fix Partnership contributed to the Company all of their outstanding membership interests in Candlewood LLC and certain minority interests which they held in the Subsidiary LLCs. At the same time, Mr. DeBoer and the DeBoer Trusts contributed to the Company 100% of the stock of JPD Corporation, the assets of which were substantially comprised of its membership interest in Candlewood LLC and the Subsidiary LLCs. In consideration of such transfer, each of Doubletree and the Fix Partnership were issued shares of the Company's common stock in proportion to their ownership interests in Candlewood LLC immediately prior to such transfer, and Mr. DeBoer and the DeBoer Trusts, collectively, were issued shares of the Company's common stock in proportion to JPD Corporation's ownership interest in Candlewood LLC immediately prior to such transfer. As a result, the ownership of the common stock of the Company by Doubletree, the Fix Partnership and the shareholders of JPD Corporation, totaling 5,175,000 shares immediately prior to the Offering, was in the same proportion as their ownership of membership interests in Candlewood LLC immediately prior to the reorganization of the Company.

     In addition, prior to the Offering, approximately $12.4 million previously contributed to Candlewood LLC by Doubletree, including a preferred return amounting to approximately $392,000 on its capital contributions, was distributed by Candlewood LLC to Doubletree. Doubletree concurrently extended to the Company a $15.0 million subordinated credit facility, of which the amount of the distribution to Doubletree was funded in connection with the reorganization of the Company. The terms of the distribution to Doubletree, as well as the subsequent loan by Doubletree to the Company, were determined by the members of Candlewood LLC in the course of arms-length negotiations.

     c.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the above-discussed reorganization. All significant intercompany balances and transactions have been eliminated in consolidation.

     d.   PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Maintenance and repairs are charged to operations as incurred. Interest costs for the construction of hotels are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized interest costs of $93,985 in 1996.

     e.   INTANGIBLE ASSETS

     Pursuant to the terms of the Limited Liability Company Agreement of Candlewood LLC, JPD Corporation contributed the ownership rights, title and interest in the Candlewood Hotel name and logo and certain other intangibles to the Company at the agreed-upon value of $200,000. Such amount is included in intangible assets and is being amortized using the straight-line method over a period of twenty years. Intangible assets also include certain other organization costs which are being amortized using the straight-line method over a period of five years.

     f.   PRE-OPENING COSTS

     Costs which are incurred prior to the opening of a property and are related to the hiring and training of hotel personnel, such as compensation, travel and relocation, are capitalized and amortized, commencing on the date a property is opened, over the shorter of the estimated period of benefit or twelve months.

     g.   PRE-ACQUISITION COSTS

     The Company incurs various costs related to the acquisition of property sites. These costs are recorded as pre-acquisition costs until the property is acquired, at which time the costs are reclassified to construction in progress-hotel property. In the event that the acquisition is not consummated, the costs are charged to operations.

     h.   INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for deferred tax assets when it is more likely than not that such deferred tax assets will not result in a benefit to the Company. Prior to the Reorganization, the Company was not a taxable entity and any proportionate share of the Company's taxable income or loss was included in the respective Member's income tax return.

     i.   STATEMENTS OF CASH FLOWS

     The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the balance sheet date, cash and cash equivalents consisted of demand deposit accounts in banks and short-term investment grade securities. Noncash financing and investing activities for the period from October 1, 1995 to December 31, 1995 included a capital contribution of $200,000 made by a Member in the form of intangible assets. Noncash financing activity included approximately $1.3 million for capital expenditures on construction in progress, which amount was included in accounts payable as of December 31, 1996. Cash paid for interest totalled $30,885 in 1996.

     j.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

     k.   REVENUE RECOGNITION

     Room revenue and other revenue are recognized when earned. Recognition of initial franchise fee revenue is deferred until all material services or conditions relating to the respective franchise have been substantially performed or satisfied by the Company.

     l.   PER SHARE INFORMATION

     Pro forma net loss per share information is presented as if (i) the Company had operated as a taxable entity (C Corporation) for the period from October 1, 1995 (inception) to December 31, 1995 and for the entire year ended December 31, 1996 and (ii) the reorganization described above had been effective as of October 1, 1995 and the shares of common stock issued in conjunction with the reorganization had been issued and outstanding for all periods presented.

     m.   LONG-LIVED ASSETS

     On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no impairment loss need be recognized at December 31, 1996.

     n.   STOCK-BASED COMPENSATION

     On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 also allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, which require compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123.

2.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                     1996          1995
                                                  ----------      -------
Hotel property and equipment:
  Land                                            $  266,760      $  --
  Buildings and improvements                       2,791,559         --
  Furniture, fixtures and equipment                  655,108         --
                                                  ----------      -------
                                                   3,713,427         --
     Less accumulated depreciation                    93,316         --
                                                  ----------      -------
       Hotel property and equipment, net           3,620,111         --
                                                  ----------      -------
  Corporate property and equipment:
     Furniture, fixtures and equipment               349,958       13,295

     Leasehold improvements                           41,092       24,645
                                                  ----------      -------
                                                     391,050       37,940
     Less accumulated depreciation                    49,174          301
                                                  ----------      -------
       Corporate property and equipment, net         341,876       37,639
                                                  ----------      -------
                                                  $3,961,987      $37,639
                                                  ==========      =======


3.  LEASES

    The Company leases corporate office space and certain equipment under operating leases expiring at various dates through May 2001. Rental expense for the year ended December 31, 1996 and the period ended December 31, 1995 was $94,352 and $13,188, respectively.

    Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 1996 are as follows:

       Year Ending
       December 31,
       ------------
           1997                                  $  117,953
           1998                                     117,953
           1999                                     115,174
           2000                                     110,598
           2001                                      19,348
                                                 ----------
                                                 $  481,026
                                                 ==========


4.  NOTES PAYABLE

    Notes payable is comprised of the following:

                                      1996              1995
                                  -----------      -------------
Term note                         $ 3,000,000      $        --
Subordinated promissory note       12,457,109               --
                                  -----------      -------------
                                   15,457,109               --
Less current portion                   21,290               --
                                  -----------      -------------
                                  $15,435,819      $        --
                                  ===========      =============

  The Company has entered into a $3.0 million term loan agreement and promissory note with a bank related to its Wichita, Kansas hotel. The loan agreement has been entered into by a subsidiary of the Company and owner of the property and the hotel and is guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. Interest on the loan is payable monthly at a variable rate per annum equal to the bank's prime rate plus 1/2%. Principal amortization payments based on a 25-year term will begin in June 1997, and will continue until April 1999. The loan may be extended for one additional year if certain conditions are met and upon payment of a specified extension fee. During the one year extension period, the Company will continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loan are secured by the hotel and the land on which it is constructed and certain funds deposited in a demand deposit account assigned to the bank. The loan is cross-collateralized and cross-defaulted.

  In connection with the Company's reorganization, Doubletree agreed to extend to the Company a five year, $15.0 million subordinated credit facility. Prior to the Offering, Doubletree loaned to the Company $12.5 million, which is subordinated to debt incurred in the development of hotels and the Company's line of credit, if any is established in the future. The subordinated credit facility matures in November 2001. Amounts outstanding under the credit facility bear interest at annual rates of 7% and 10% for the first and second 12 month periods following funding, respectively, and 15% thereafter. The determination of the applicable interest rates for the initial amounts loaned under the credit facility is based on the date that equivalent amounts were originally contributed to Candlewood LLC. Interest on borrowings under the facility is payable quarterly. At December 31, 1996, outstanding borrowings under the facility totaled $12.5 million.


  The scheduled maturities of notes payable for 1997 through 2001 are:

         Year Ending
        December 31,
        ------------
            1997                                  $    21,290
            1998                                       38,991
            1999                                    2,939,719
            2000                                           --
            2001                                   12,457,109
                                                  -----------
                                                  $15,457,109
                                                  ===========


5.    STOCKHOLDERS' EQUITY

  On November 8, 1996, the Company completed an initial public offering of 3,850,000 shares of common stock at an initial public offering price of $10.00 per share. The proceeds to the Company, after expenses of the offering and giving effect to the underwriter's discount of $2,695,000, were $34,959,941.

6.    STOCK OPTIONS

  The Company has one stock option plan, the 1996 Equity Participation Plan (the "Plan"), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. An aggregate of 900,000 shares has been authorized for issuance. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted. Activity in the stock option plan is as follows:

                                                          Price
                                                          Range        1996
                                                         ------      --------
Options outstanding, beginning of year                     --            --
Granted                                                  $10.00       355,200
Exercised                                                  --            --
Canceled                                                 $10.00        (1,000)
                                                         ------      --------
Options outstanding, end of year                         $10.00       354,200
                                                         ======      ========
Number of options exercisable at end of year               --            --
Shares at end of year available for future issuance      $10.00       545,800


  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                               1996
                                                                            -----------
        Net loss, as reported                                               $(1,352,974)
        Net loss, pro forma                                                  (1,390,202)
        Net loss per share, as reported                                           (0.23)
        Net loss per share, pro forma                                             (0.24)


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Expected dividend yield                                                     0.0%
        Expected stock price volatility                                           12.41%
        Risk-free interest rate                                                    6.02%
        Expected life of options                                                5 years


  The weighted average fair value of options granted during 1996 is $2.74 per share.

7.    EMPLOYEE BENEFITS PLAN

      Effective June 1, 1996, the Company established the Candlewood Hotel Company 401(k) Profit Sharing Plan (the "Plan") for its employees. Generally, all full-time employees who are over 21 years of age and have completed 12 months of service are eligible to participate in the Plan and are permitted to contribute up to 15% of their individual compensation, subject to certain limitations established by the Internal Revenue Service for plans of this type. The Company may, but is not obligated to, make contributions on behalf of each participant at the rate of up to 50% of the participant's contribution, not to exceed 6% of the employee's compensation. For the year ended December 31, 1996, there were no matching contributions provided by the Company.

8.    RELATED PARTY TRANSACTIONS

      The Company obtains insurance coverages and leases its corporate office space and certain equipment from a related party which is partially owned by the Company's president. Such payments for insurance coverages totaled $22,873 for the year ended December 31, 1996 and were not significant for the period ended December 31, 1995. Such payments for rent of corporate office space and reimbursement for leasehold improvements and equipment, totaled $114,532 and $9,984 for the year ended December 31, 1996 and the period ended December 31, 1995, respectively.

9.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                      1996            1995
Deferred Tax Assets:
  Deferred franchise fee revenue                                   $ 150,320       $      --
  Excess book depreciation over tax                                   25,893              --
                                                                   ---------       -----------
     Total gross deferred tax assets                                 176,213              --
  Valuation allowance                                                (80,981)             --
                                                                   ---------       -----------
     Total net deferred tax assets                                    95,232              --
                                                                   ---------       -----------
Deferred Tax Liabilities:
  Excess tax depreciation over book                                   20,572              --
  Financial basis in excess of tax basis of intangible assets         74,660              --
                                                                   ---------       -----------
     Total gross deferred tax liabilities                             95,232              --
                                                                   ---------       -----------
Net deferred tax assets                                            $    --         $      --
                                                                   =========       ===========

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair values due to the short maturities of such instruments. The fair value of the Company's long-term debt, which approximates carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

                                 EXHIBIT INDEX

Exhibit
  No.                   Description
-------                 -----------

3.1         Restated Certificate of Incorporation of the Company.*
3.2         Bylaws of the Company.*
4.1         Specimen Certificate of Common Stock.*
4.2         Form of Stockholder Agreement among Doubletree Corporation, JPD Corporation and the Warren D. Fix Family Partnership, L.P.*
10.1        Form of Indemnification Agreement for executive officers and directors.*
10.2        1996 Equity Participation Plan and form of stock option agreements*
10.3        Employment Agreement between the Company and Jack P. DeBoer dated as of
            September 1, 1996.*
10.4        Development Agreement between the Company and Studio West Hotel Development
            Company, L.L.C. dated June 11, 1996.*
10.5        Incorporation and Registration Rights Agreement dated as of September 1, 1996 among Doubletree Corporation, JPD Corporation and the Warren D. Fix Family
            Partnership, L.P.*
10.6        Credit Facility Agreement between the Company and Doubletree Corporation dated as of November 11, 1996.
10.7        Subordinated Promissory Note from the Company to Doubletree Corporation dated as of November 11, 1996.
21.1        Subsidiaries of the Company.
27.1        Financial Data Schedule.


--------

* Incorporated by reference from the Company Registration Statement on Form S-1, Registration No. 333-12021.