Form 10-Q
period 1997-03-31
CANDLEWOOD HOTEL CO INC
filed 1997-05-14
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

             Yes  /  X  /                                No /     /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at May 14, 1997
----------------------------                        ----------------------------
Common Stock, $.01 par value                               9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1997

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 1997
                and December 31, 1996                                       3

            Consolidated Statements of Operations for the three
                months ended March 31, 1997 and 1996                        4

            Consolidated Statements of Cash Flows for the three
                months ended March 31, 1997 and 1996                        5

            Notes to Consolidated Financial Statements                  6 - 7

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7 - 9

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               10

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 March 31,           December 31,
                                                                   1997                 1996
                                                                ------------         ------------
ASSETS
Cash and cash equivalents                                       $ 22,909,481         $ 33,497,118
Accounts receivable                                                  193,404              142,584
Pre-opening costs, net of accumulated amortization
     of $146,785 and $80,370, respectively                           214,723              154,711
Prepaid expenses                                                      85,126              116,568
                                                                ------------         ------------
         Total current assets                                     23,402,734           33,910,981
                                                                ------------         ------------
Construction in progress - hotel properties                       15,873,966           11,199,765
Property and equipment, net of accumulated
     depreciation of $243,647 and $142,490, respectively          13,438,341            3,961,987
Intangible assets, net of accumulated
     amortization of $27,769 and $23,057, respectively               219,172              223,286
Pre-acquisition costs                                              2,762,121            1,397,473
Other assets, net                                                  1,677,081              980,451
                                                                ------------         ------------
                                                                $ 57,373,415         $ 51,673,943
                                                                ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - current portion                                 $     34,174         $     21,290
Accounts payable                                                   1,040,898            2,182,843
Accrued expenses                                                     286,863              252,219
Deferred franchise fee revenue                                       471,600              375,800
                                                                ------------         ------------
         Total current liabilities                                 1,833,535            2,832,152
                                                                ------------         ------------
Notes payable                                                     22,507,789           15,435,819

Commitments

Stockholders' equity:
     Preferred stock                                                      --                   --
     Common stock                                                     90,250               90,250
     Additional paid-in capital                                   35,269,891           35,269,891
     Accumulated deficit                                          (2,328,050)          (1,954,169)
                                                                ------------         ------------
         Total stockholders' equity                               33,032,091           33,405,972
                                                                ------------         ------------
                                                                $ 57,373,415         $ 51,673,943
                                                                ============         ============



          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months       Three Months
                                                 Ended               Ended
                                                March 31,          March 31,
                                                  1997               1996
                                               -----------         -----------
REVENUES:
Room revenue                                   $   515,606         $        --
Other revenue                                       22,982                  --
                                               -----------         -----------
     Total revenues                                538,588                  --
                                               -----------         -----------
OPERATING COSTS AND EXPENSES:
Hotel operating expenses                           337,891                  --
Corporate operating expenses                       607,873             315,823
Depreciation and amortization                      190,765               7,970
                                               -----------         -----------
     Total operating costs and expenses          1,136,529             323,793
                                               -----------         -----------
Loss from operations                              (597,941)           (323,793)
Interest income                                    374,716               2,291
Interest expense                                  (150,656)                 --
                                               -----------         -----------
     Net loss                                  $  (373,881)        $  (321,502)
                                               ===========         ===========
Net loss per share                             $     (0.04)        $     (0.06)
                                               ===========         ===========
Weighted average shares outstanding              9,025,000           5,175,000


          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months         Three Months
                                                                        Ended                Ended
                                                                      March 31,            March 31,
                                                                        1997                 1996
                                                                    ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (373,881)        $   (321,502)
Adjustments to reconcile net loss to net cash
   provided by (used in) operations:
     Depreciation and amortization                                       190,765                7,970
     Change in:
       Accounts receivable                                               (50,820)              (3,308)
       Pre-opening costs                                                (126,427)                  --
       Prepaid expenses                                                   31,442               (7,892)
       Accounts payable                                                 (602,718)             618,851
       Accrued expenses                                                   34,644               73,205
       Deferred franchise fee revenue                                     95,800                   --
                                                                    ------------         ------------
         Net cash provided by (used in) operating activities            (801,195)             367,324
                                                                    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                              (14,790,940)          (1,677,505)
Increase in pre-acquisition costs                                     (1,364,648)            (136,791)
Increase in other assets                                                (490,405)             (50,000)
Expenditures for capitalized intangible assets                              (598)              (3,434)
                                                                    ------------         ------------
         Net cash used in investing activities                       (16,646,591)          (1,867,730)
                                                                    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable                                                          7,084,854                   --
Members' capital contributions                                                --            2,089,554
Capitalized loan fees                                                   (224,705)                  --
Minority interest                                                             --               10,446
                                                                    ------------         ------------
         Net cash provided by financing activities                     6,860,149            2,100,000
                                                                    ------------         ------------
Net increase (decrease) in cash and cash equivalents                 (10,587,637)             599,594
Cash and cash equivalents at beginning of period                      33,497,118              123,384
                                                                    ------------         ------------
Cash and cash equivalents at end of period                          $ 22,909,481         $    722,978
                                                                    ============         ============



          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of financial position and results of operations. These interim financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2.       Notes Payable

         In January 1997, the Company received initial proceeds pursuant to the terms of a $4.0 million construction loan agreement and promissory note for the Company's Englewood, Colorado hotel entered into between a bank and a wholly-owned subsidiary of the Company. The terms of the construction loan provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loan is payable monthly at a variable rate per annum equal to the lesser of the bank's prime rate plus 0.5% or LIBOR plus 2.75%. Principal amortization payments based on a 25-year term will begin in April 1998 and will continue until June 1999. The loan may be extended for one additional year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loan are secured by the hotel and the land on which it is constructed and certain funds deposited in a demand deposit account assigned to the bank and is guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At March 31, 1997, the Company had outstanding borrowings of $3.2 million under the terms of the construction loan agreement.

         In March 1997, the Company entered into a $3.9 million term loan agreement and promissory note for the Company's Omaha, Nebraska hotel with a bank. The term loan agreement was entered into by one of the Company's wholly-owned subsidiaries, which is the owner of the property and the hotel. The interest and principal payment terms are essentially the same as those of the construction loan agreement discussed above except that principal amortization payments based on a 25-year term will begin in March 1998. Amounts borrowed under the loan are secured by the hotel and the land on which it is constructed and certain funds deposited in a demand deposit account assigned to the bank and is guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs.

2.       Per Share Information

         Per share information for the period prior to the Company's reorganization in November 1996 is presented on a pro forma basis as if (i) the Company had operated as a taxable entity (C Corporation) for the period and (ii) the reorganization had been effective at the beginning of the period and the shares of common stock issued in conjunction with the reorganization had been issued and outstanding for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Comparison of fiscal quarters ended March 31, 1997 and 1996

     General
     -------

         The Company's first hotel opened in Wichita, Kansas, on May 5, 1996. Consequently, there are no comparable data available for hotel operations in the first quarter of 1996. At March 31, 1997, the Company had three hotels open, one each in the following areas: Denver, Colorado, Omaha, Nebraska, and Wichita, Kansas. The Company had an additional 17 hotels under construction at March 31, 1997 in various cities throughout the United States. The results of operations for this period are not necessarily indicative of the future results of operations of these hotels or of other Company-owned hotels.

     Hotel Operations
     ----------------

          Room revenue for the quarter ended March 31, 1997 was $515,606. The average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available at the Company's three hotels for the period, was 48.1% and was negatively impacted by the startup of two new hotels during the quarter. During the same period, the length of stay averaged approximately 10 days, and the average daily room rate was $45.98. The average daily room rates for stays that were shorter than six days generally command a slightly higher rate than extended stays and favorably affect the average daily rate. Revenue per available room (RevPAR) was $22.11 for the quarter ended March 31, 1997 and was negatively impacted by the startup of two new hotels. Other revenue for the quarter ended March 31, 1997 was $22,982 and consisted of guest telephone, vending and pay-per-view movie revenues.

         Hotel operating expenses for the quarter ended March 31, 1997 totaled $337,891, and consisted of all expenses directly applicable to the operation of the hotels. It did not include any allocation of corporate operating expenses. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items and similar expenses.

         Depreciation and amortization expense applicable to hotel operations for the quarter ended March 31, 1997 totaled $160,969 and related to the building, furniture, fixtures, equipment and capitalized pre-opening expenses of the hotels. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of pre-opening expenses, which are amortized over no more than the first twelve months of operations. Depreciation and amortization expense for the quarter ended March 31, 1997 reflects amounts for a pro-rata portion of the full year.

     Corporate Operations
     --------------------

         Corporate operating expenses for the quarter ended March 31, 1997 totaled $607,873 compared to $315,823 for the quarter ended March 31, 1996 and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, telephone, utilities, advertising and professional fees and similar expenses. During the 1997 first quarter, the Company incurred certain expenses resulting from having become a publicly-traded company and no such expenses were incurred in the first quarter of 1996. Such costs amounted to approximately $57,000.

         Depreciation and amortization applicable to corporate operations for the quarter ended March 31, 1997 totaled $29,796, compared to $7,970 for the quarter ended March 31, 1996, and related to the furniture, equipment and intangible assets of the corporate office. Depreciation and amortization was calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets is computed using the straight-line method over the life of the corresponding asset. Depreciation and amortization expense for the quarter ended March 31, 1997 reflects amounts for a pro-rata portion of the full year.

         The Company earned $374,716 of interest income during the first quarter of 1997, which resulted principally from short-term investment of excess funds. During the first quarter of 1996, the Company earned $2,291 of interest income, which resulted from overnight investment of idle funds.

Liquidity and Capital Resources
-------------------------------

         During the three months ended March 31, 1997, net cash used in operating activities totaled $801,195 compared to net cash provided by operating activities of $367,324 for the three months ended March 31, 1996. Decreases in cash resulted from an increase in accounts receivable of $50,820 and pre-opening costs of $126,427 as well as a decrease in accounts payable of $602,718. Increases in cash resulted from a decrease in prepaid expenses of $31,442 and increases in accrued expenses of $34,644 and deferred franchise fee revenue of $95,800.

         Net cash used in investing activities for the three months ended March 31, 1997 totaled $16.6 million, compared to $1.9 million for the three months ended March 31, 1996. Expenditures for property and equipment totaled $14.8 million in the 1997 period, compared to $1.7 million in the 1996 period, and primarily related to the construction of new hotels. The Company commenced construction of twelve hotels during the quarter, bringing the total number of hotels under construction to 17 at March 31, 1997. In the 1996 period, only one hotel was under construction. Increases in pre-acquisition costs and other assets resulted in decreases in cash totaling $1.9 million for the first quarter of 1997, compared to $190,225 for the first quarter of 1996.

         Net cash provided by financing activities for the three months ended March 31, 1997 totaled $6.9 million, compared to $2.1 million for the three months ended March 31, 1996. In the 1997 period, net increases in cash resulted from increases in notes payable of $7.1 million and in capitalized loan fees of $224,705. In the 1996 period, the net increase in cash resulted from members' capital contributions of $2.1 million.

         The Company's material commitments for capital expenditures at March 31, 1997 totaled $61.3 million and related to the 17 hotels under construction at that date.

         The Company's sources of liquidity on a long-term basis include cash flow from completed Candlewood hotels, secured and unsecured borrowings, sale/leaseback arrangements and the issuance of debt or equity securities.

         The Company believes that a combination of its cash and cash equivalents, together with its subordinated credit facility and construction loan guarantees from Doubletree, construction financing from NationsBank and third party lenders (if approved on an individual basis) and additional sources of liquidity will be sufficient to provide capital for development and operations into the fourth quarter of 1997. However, there can be no assurance that changes will not occur that will require the Company to seek additional capital or financing at an earlier date. The Company has no current arrangements with respect to, or sources of, such additional financing, and there can be no assurance that additional financing will be available when needed or upon terms acceptable to the Company.

Impact of New Accounting Standard
---------------------------------

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that adoption of FAS 128 will not have a material effect on the earnings per share amounts for the three months ended March 31, 1997 and 1996 as presented in the accompanying financial statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements, including without limitation statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: adverse changes in national or local economic conditions, competition from other lodging properties, changes in real property tax rates and in the availability, cost and terms of financing, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws, and other factors referenced in this Form 10-Q. Certain of these factors are discussed in more detail elsewhere in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CANDLEWOOD HOTEL COMPANY, INC.

Date:    May 14, 1997               By:    /s/ Jack P. DeBoer
         ------------                    ---------------------------------------
                                         Jack P. DeBoer, President
                                         and Chief Executive Officer


Date:    May 14, 1997               By:    /s/ Warren D. Fix
         ------------                    ---------------------------------------
                                         Warren D. Fix, Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                       Seequentially
                                                                                          Numbered
Exhibit No.                                 Description                                     Page
-----------  ------------------------------------------------------------------------  -------------
   3.1       Restated Certificate of Incorporation of the Company.*
   3.2       Bylaws of the Company.*
   4.1       Specimen Certificate of Common Stock.*
   4.2       Form of Stockholder Agreement among Doubletree Corporation, JPD
             Corporation and the Warren D. Fix Family Partnership, L.P.*
  10.1       Form of Indemnification Agreement for executive officers and directors.*
  10.2       1996 Equity Participation Plan and form of stock option agreements.*
  10.3       Employment Agreement between the Company and Jack P. DeBoer dated as of September 1, 1996.*
  10.4       Incorporation and Registration Rights Agreement dated as
             of September 1, 1996 among Doubletree Corporation, JPD
             Corporation and the Warren D. Fix Family Partnership, L.P.*
  10.5       Credit Facility Agreement between the Company and Doubletree Corporation dated as of November 11, 1996.**
  10.6       Subordinated Promissory Note from the Company to Doubletree Corporation dated as of November 11, 1996.**
  27.1       Financial Data Schedule.

----------

   * Incorporated by reference pursuant to Rule 12b-32 from the Company's Registration Statement on Form S-1 (Registration No. 333-12021).

  ** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.