Form 10-Q
period 1997-06-30
CANDLEWOOD HOTEL CO INC
filed 1997-08-13
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number 000-21583

                         Candlewood Hotel Company, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       48-1188025
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              Lakepoint Office Park
                                 9342 E. Central
                              Wichita, Kansas 67206
             -----------------------------------------------------
                    (Address of principal executive offices)

                                 (316) 631-1300
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at August 12, 1997
      ------------------------------       ---------------------------------
       Common Stock, $.01 par value                 9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1997


                                      INDEX


                                                                                               PAGE
                                                                                               ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets at June 30, 1997
                      and December 31, 1996                                                         3

                  Consolidated Statements of Operations for the three
                      and six months ended June 30, 1997 and 1996                                   4

                  Consolidated Statements of Cash Flows for the six
                      months ended June 30, 1997 and 1996                                           5

                  Notes to Consolidated Financial Statements                                    6 - 7

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      8 - 13

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to Vote of Security Holders                                14

Item 6.           Exhibits and Reports on Form 8-K                                                 16

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                June 30,         December 31,
                                                                  1997               1996
                                                              ------------       ------------
ASSETS
Cash and cash equivalents                                     $ 10,561,282       $ 33,497,118
Accounts receivable                                                541,809            142,584
Pre-opening costs, net of accumulated amortization
     of $227,986 and $80,370, respectively                         333,267            154,711
Prepaid expenses                                                   142,307            116,568
                                                              ------------       ------------
         Total current assets                                   11,578,665         33,910,981
                                                              ------------       ------------

Construction in progress - hotel properties                     27,021,599         11,199,765
Property and equipment, net of accumulated
     depreciation of $408,973 and $142,490, respectively        20,879,993          3,961,987
Intangible assets, net of accumulated
     amortization of $32,459 and $23,057, respectively             219,147            223,286
Pre-acquisition costs                                            1,455,622          1,397,473
Other assets, net                                                4,261,940            980,451
                                                              ------------       ------------
                                                              $ 65,416,966       $ 51,673,943
                                                              ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - current portion                               $     65,863       $     21,290
Accounts payable                                                 1,183,733          2,182,843
Accrued expenses                                                   951,817            252,219
Deferred franchise fee revenue                                     477,200            375,800
                                                              ------------       ------------
         Total current liabilities                               2,678,613          2,832,152
                                                              ------------       ------------

Notes payable                                                   29,869,500         15,435,819

Commitments

Stockholders' equity:
     Preferred stock                                                  --                 --
     Common stock                                                   90,250             90,250
     Additional paid-in capital                                 35,269,891         35,269,891
     Accumulated deficit                                        (2,491,288)        (1,954,169)
                                                              ------------       ------------
         Total stockholders' equity                             32,868,853         33,405,972
                                                              ------------       ------------
                                                              $ 65,416,966       $ 51,673,943
                                                              ============       ============



          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended June 30,          Six Months Ended June 30,
                                             -----------------------------       -----------------------------
                                                 1997              1996             1997              1996
                                             -----------       -----------       -----------       -----------
REVENUES:
Hotel operations                             $ 1,217,953       $   120,038       $ 1,756,541       $   120,038
Other revenues                                    60,163              --              60,163              --
                                             -----------       -----------       -----------       -----------
    Total revenues                             1,278,116           120,038         1,816,704           120,038
                                             -----------       -----------       -----------       -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                         637,033            86,195           974,924            86,195
Corporate operating expenses                     730,830           432,525         1,338,703           748,348
Depreciation and amortization                    282,000            62,789           472,765            70,759
                                             -----------       -----------       -----------       -----------
     Total operating costs and expenses        1,649,863           581,509         2,786,392           905,302
                                             -----------       -----------       -----------       -----------
Loss from operations                            (371,747)         (461,471)         (969,688)         (785,264)
Interest income                                  248,216             9,205           622,932            11,496
Interest expense                                 (39,707)             --            (190,363)             --
                                             -----------       -----------       -----------       -----------
     Net loss                                $  (163,238)      $  (452,266)      $  (537,119)      $  (773,768)
                                             ===========       ===========       ===========       ===========

Net loss per share                           $     (0.02)      $     (0.09)      $     (0.06)      $     (0.15)
                                             ===========       ===========       ===========       ===========

Weighted average shares outstanding            9,025,000         5,175,000         9,025,000         5,175,000


          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Six Months Ended June 30,
                                                          -------------------------------
                                                              1997                1996
                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $   (537,119)      $   (773,768)
Adjustments to reconcile net loss to net cash
   used in operations:
     Depreciation and amortization                             472,765             70,759
     Change in:
       Accounts receivable                                    (399,225)           (52,132)
       Pre-opening costs                                      (326,173)          (112,423)
       Prepaid expenses                                        (25,739)           (34,826)
       Other assets                                           (302,612)           (13,557)
       Accounts payable                                       (657,309)           265,133
       Accrued expenses                                        699,598             54,931
       Deferred franchise fee revenue                          101,400               --
                                                          ------------       ------------
         Net cash used in operating activities                (974,414)          (595,883)
                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                    (32,592,187)        (4,296,273)
Expenditures for pre-acquisition costs                        (814,085)          (288,318)
Increase in other assets                                    (1,036,438)          (119,488)
Expenditures for capitalized intangible assets                  (5,263)              (362)
                                                          ------------       ------------
         Net cash used in investing activities             (34,447,973)        (4,704,441)
                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                 14,480,771               --
Principal payments on notes payable                             (2,517)              --
Capitalized loan fees                                       (1,991,703)              --
Members' capital contributions                                    --            6,160,399
Minority interest                                                 --               39,033
                                                          ------------       ------------
         Net cash provided by financing activities          12,486,551          6,199,432
                                                          ------------       ------------

Net increase (decrease) in cash and cash equivalents       (22,935,836)           899,108
Cash and cash equivalents at beginning of period            33,497,118            123,384
                                                          ------------       ------------
Cash and cash equivalents at end of period                $ 10,561,282       $  1,022,492
                                                          ============       ============



          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of financial position and results of operations. The condensed consolidated balance sheet data at December 31, 1996 was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2.       Notes Payable

In May 1997, the Company entered into mortgage note agreements with GMAC Commercial Mortgage Corporation (GMAC) totaling approximately $7.1 million in connection with the Company's Jeffersontown, KY and Blue Ash, OH hotels. Each agreement was entered into by the Company's respective wholly-owned subsidiary which owns the related property and hotel. The terms of the mortgage note agreements provide for interest-only payments each month, in arrears, commencing July 1, 1997 through May 1, 1998, at which time monthly principal and interest payments are required. Interest is calculated at a variable rate per annum equal to LIBOR plus 4.25%, adjusted monthly. Principal payments are calculated based on a 25-year term using a 10% fixed interest rate. The notes mature in June 2000 and provide for two additional 12-month extension periods. Upon maturity, each of the mortgage note agreements is expected to be refinanced by GMAC with permanent loans having a term of 25 years and an interest rate equal to the long-term fixed rate then being offered by the lender for loans of this type. The mortgage note agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. The mortgage note agreements are further guaranteed by Doubletree Corporation.

         During the second quarter of 1997, the Company received initial proceeds of approximately $1.7 million pursuant to the terms of building loan agreements with GMAC for the Company's Southfield, MI, Hampton, VA and Birmingham, AL hotels. Each agreement was entered into by the Company's respective wholly-owned subsidiary which owns the related property and hotel. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Maximum borrowings under the agreements aggregate $14.9 million. Interest on the loans is payable monthly, in arrears, commencing on the first day of the first full calendar month after the date of each agreement and continuing for 18 months thereafter, at which time monthly principal and interest payments are required. Interest is calculated at a variable rate per annum equal to LIBOR plus 4.25%, adjusted monthly. Principal payments are calculated based on a 25-year term using a 10% fixed interest rate. The notes mature on the first day of the first full calendar month after the fourth anniversary and provide for two additional 12-month extension periods. Upon maturity, each of the building loan agreements is expected to be refinanced by GMAC with permanent loans having a term of 25 years and an interest rate equal to the long-term fixed rate then being offered by the lender for loans of this type. The building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. The building loan agreements are further guaranteed by Doubletree Corporation.

         In March 1997, the Company entered into a $3.9 million term loan agreement and promissory note for the Company's Omaha, Nebraska hotel with NationsBank of Texas, N.A. ("NationsBank"). The term loan agreement was entered into by one of the Company's wholly-owned subsidiaries, which is the owner of the property and the hotel. The terms of the loan agreement require monthly interest payments at a variable rate per annum equal to the lesser of the bank's prime rate plus 0.5% or LIBOR plus 2.75%. Principal amortization payments based on a 25-year term will begin in March 1998 and will continue until September 1999. The loan may be extended for one additional year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loan are secured by the hotel and the land on which it is constructed and certain funds deposited in a demand deposit account assigned to the bank and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs.

         In January 1997, the Company received initial proceeds pursuant to the terms of a $4.0 million construction loan agreement and promissory note for the Company's Englewood, Colorado hotel entered into between NationsBank and a wholly-owned subsidiary of the Company. The terms of the construction loan provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loan is payable monthly at a variable rate per annum equal to the lesser of the bank's prime rate plus 0.5% or LIBOR plus 2.75%. Principal amortization payments based on a 25-year term will begin in April 1998 and will continue until June 1999. The loan may be extended for one additional year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loan are secured by the hotel and the land on which it is constructed and certain funds deposited in a demand deposit account assigned to the bank and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At June 30, 1997, the Company had outstanding borrowings of $3.6 million under the terms of the construction loan agreement.

3.       Per Share Information

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Candlewood Hotel Company, Inc. (the "Company") owns, develops, manages and franchises value oriented business extended-stay hotels. The Company's first corporate hotel opened in Wichita, Kansas, on May 5, 1996. In February 1997, the Company opened its second and third corporate hotels, located in the Omaha, Nebraska and Denver, Colorado areas, respectively. In May 1997, the Company opened its fourth and fifth corporate hotels, located in the Louisville, Kentucky and Cincinnati, Ohio areas, respectively. In June 1997, the Company's first franchised hotel was opened in Hillsboro, Oregon. At June 30, 1997, the Company had five Company-owned and one franchised hotels open, and an additional 21 Company-owned and four franchised hotels under construction in 18 states. At June 30, 1997 the Company had under contract, and was performing due-diligence with respect to, an additional 29 sites. The results of operations for this period are not necessarily indicative of the future results of operations of these hotels or of other Company-owned hotels.

Results of Operations

Comparison of fiscal quarters ended June 30, 1997 and 1996

     Hotel Operations

          Revenue from hotel operations, which includes room revenue and other revenue, totaled $1.2 million for the quarter ended June 30, 1997 compared to $120,038 for the quarter ended June 30, 1996. Room revenue for the quarter ended June 30, 1997 was $1.2 million, compared to $116,113 for the quarter ended June 30, 1996. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 58% for the quarter ended June 30, 1997 compared to 48% for the quarter ended June 30, 1996, and was negatively impacted by the startup of the two new hotels opened during the quarter. During the quarter ended June 30, 1997, the length of stay at the Company's five hotels averaged approximately 17 days, and the average daily room rate was $49.37, compared to nine days and $48.20 for the quarter ended June 30, 1996. The average daily room rates for stays of fewer than six days generally command a slightly higher rate than extended stays and favorably affect the average daily rate. Revenue per available room (RevPAR) was $28.40 for the quarter ended June 30, 1997, compared to $23.13 for the quarter ended June 30, 1996, and was negatively impacted by the startup of the two new hotels. Other revenue from hotel operations for the quarter ended June 30, 1997 was $46,163, compared to $3,925 for the quarter ended June 30, 1996, and consisted of guest telephone, vending and pay-per-view movie revenues.

         Hotel operating expenses for the quarter ended June 30, 1997 totaled $637,033, compared to $86,195 for the same period in 1996, and consisted of all expenses directly applicable to the operation of the hotels. Hotel operating expenses do not include any allocation of corporate operating expenses. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses in the 1997 period was primarily due to the additional number of hotels in operation in the second quarter of 1997.

         Depreciation and amortization expense applicable to hotel operations for the quarter ended June 30, 1997 totaled $252,001, compared to $49,056 for the quarter ended June 30, 1996, and related to the building, furniture, fixtures, equipment and capitalized pre-opening expenses of the hotels. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of pre-opening expenses, which are amortized over no more than the first twelve months of operations.

     Corporate Operations

         Other revenues for the quarter ended June 30, 1997 totaled $60,163 and resulted primarily from the recognition of franchise fee revenue earned upon the opening in June 1997 of the Company's first franchised hotel, located in Hillsboro, Oregon. Other revenues also included management fees received from the Company's managed hotel, Cambridge Suites by Candlewood located in Wichita, Kansas. In the quarter ended June 30, 1996, no other revenues were recorded as no franchised hotels were open and no third-party hotels were managed.

         Corporate operating expenses for the quarter ended June 30, 1997 totaled $730,830 compared to $432,525 for the quarter ended June 30, 1996 and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, telephone, utilities, advertising, professional fees and similar expenses. Professional, legal and other public company costs, which resulted from having become a public company in November 1996, accounted for approximately $50,000 of the increase over the corresponding period in 1996, when no such costs were incurred. The balance of the increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's ramp-up to the current number of hotels open and under development.

         Depreciation and amortization applicable to corporate operations for the quarter ended June 30, 1997 totaled $29,999, compared to $13,733 for the quarter ended June 30, 1996, and related to the furniture, equipment and intangible assets of the corporate office. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets is computed using the straight-line method over the life of the corresponding asset.

         The Company earned $248,216 of interest income during the quarter ended June 30, 1997, which resulted principally from short-term investment of excess funds. During the quarter ended June 30, 1996, the Company earned $9,205 of interest income. The increase in interest income was attributable to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock in November 1996. The Company had interest expense of $39,707 during the quarter ended June 30, 1997 and no interest expense in the second quarter of 1996. Interest expense, net of capitalized interest, resulted from the Company's secured term and construction loans and outstanding subordinated promissory note. The Company had no outstanding loans or notes during the quarter ended June 30, 1996.

Comparison of six months ended June 30, 1997 and 1996

     Hotel Operations

          Revenue from hotel operations, which includes room revenue and other revenue, totaled $1.8 million for the six months ended June 30, 1997 compared to $120,038 for the six months ended June 30, 1996. Room revenue for the six months ended June 30, 1997 was $1.7 million, compared to $116,113 for the six months ended June 30, 1996. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 54% for the six months ended June 30, 1997 compared to 48% for the six months ended June 30, 1996, and was negatively impacted by the startup of the four new hotels opened during the first six months of 1997. During the six months ended June 30, 1997, the length of stay at the Company's five hotels averaged approximately 14 days, and the average daily room rate was $48.28, compared to nine days and $48.20 for the six months ended June 30, 1996. The average daily room rates for stays of fewer than six days generally command a slightly higher rate than extended stays and favorably affect the average daily rate. Revenue per available room (RevPAR) was $26.12 for the six months ended June 30, 1997, compared to $23.13 for the first half of 1996, and was negatively impacted by the startup of the four new hotels. Other revenue from hotel operations for the six months ended June 30, 1997 was $69,144, compared to $3,925 for the six months ended June 30, 1996, and consisted of guest telephone, vending and pay-per-view movie revenues.

         Hotel operating expenses for the six months ended June 30, 1997 totaled $974,924, compared to $86,195 for the six months ended June 30, 1996, and consisted of all expenses directly applicable to the operation of the hotels. Hotel operating expenses do not include any allocation of corporate operating expenses. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses was primarily due to the additional number of hotels in operation during the six months ended June 30, 1997.

         Depreciation and amortization expense applicable to hotel operations for the six months ended June 30, 1997 totaled $412,970, compared to $49,056 for the six months ended June 30, 1996, and related to the building, furniture, fixtures, equipment and capitalized pre-opening expenses of the hotels. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of pre-opening expenses, which are amortized over no more than the first twelve months of operations.

     Corporate Operations

         Other revenues for the six months ended June 30, 1997 totaled $60,163 and resulted primarily from the recognition of franchise fee revenue earned upon the opening in June 1997 of the Company's first franchised hotel, located in Hillsboro, Oregon. Other revenues also included management fees received from the Company's managed hotel, Cambridge Suites by Candlewood located in Wichita, Kansas. In the six months ended June 30, 1996, no other revenues were recorded as no franchised hotels were open and no third-party hotels were managed.

         Corporate operating expenses for the six months ended June 30, 1997 totaled $1.3 million compared to $748,348 for the six months ended June 30, 1996 and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, telephone, utilities, advertising, professional fees and similar expenses. Professional, legal and other public company costs, which resulted from having become a public company in November 1996, accounted for approximately $107,000 of the increase over the corresponding period in 1996, when no such costs were incurred. The balance of the increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's ramp-up to the current number of hotels open and under development.

         Depreciation and amortization applicable to corporate operations for the six months ended June 30, 1997 totaled $59,795, compared to $21,703 for the six months ended June 30, 1996, and related to the furniture, equipment and intangible assets of the corporate office. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets is computed using the straight-line method over the life of the corresponding asset.

         The Company earned $622,932 of interest income during the six months ended June 30, 1997, which resulted principally from short-term investment of excess funds. During the six months ended June 30, 1996, the Company earned $11,496 of interest income. The increase in interest income was attributable to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock in November 1996. The Company had interest expense of $190,363 during the six months ended June 30, 1997, and no interest expense in the six months ended June 30, 1996. Interest expense, net of capitalized interest, resulted from the Company's secured term and construction loans and outstanding subordinated promissory note. The Company had no outstanding loans or notes during the six months ended June 30, 1996.

Liquidity and Capital Resources

         During the six months ended June 30, 1997, net cash used in operating activities totaled $974,414 compared to net cash used in operating activities of $595,883 for the six months ended June 30, 1996. For the

1997 period, decreases in cash used in operations totaling $2.2 million resulted from the Company's net loss, an increase in accounts receivable and prepaid expenses associated with the increase in the number of operating hotels, an increase in capitalized pre-opening costs and other assets related to the increase in the number of Company hotels under construction and a decrease in accounts payable. This amount was partially offset by increases in accrued expenses and deferred franchise fee revenue during the period totaling $800,998 and non-cash depreciation and amortization expense of $472,765.

         Net cash used in investing activities for the six months ended June 30, 1997 totaled $34.4 million, compared to $4.7 million for the six months ended June 30, 1996, reflecting the increase in the number of properties open and under construction. Expenditures for property and equipment totaled $32.6 million in the 1997 period, compared to $4.3 million in the 1996 period, and primarily related to the construction of new hotels. The Company opened four hotels and commenced construction of 18 hotels during the six months ended June 30, 1997, bringing the total number of hotels open to five and the number under construction to 21 at June 30, 1997. In the 1996 period, only one hotel was open and two were under construction. Increases in pre-acquisition costs and other assets resulted in decreases in cash totaling $1.9 million for the six months ended June 30, 1997, compared to $407,806 for the six months ended June 30, 1996.

         Net cash provided by financing activities for the six months ended June 30, 1997 totaled $12.5 million, compared to $6.2 million for the six months ended June 30, 1996. In the 1997 period, net increases in cash resulted primarily from increases in notes payable of $14.5 million partially offset by an increase in capitalized loan fees of $2.0 million. In the 1996 period, the net cash provided by financing activities resulted from members' capital contributions of $6.2 million.

         The Company's material commitments for capital expenditures at June 30, 1997 totaled $76.2 million and related to the 21 hotels under construction at that date compared to commitments of $6.8 million at June 30, 1996 related to two hotels then under construction.

         The Company's sources of liquidity on a long-term basis include cash flow from operating Candlewood hotels, secured and unsecured borrowings, sale/leaseback arrangements and the issuance of debt or equity securities. Also, the Company is pursuing a private placement of convertible preferred stock or other equity-linked securities (the "Private Placement"). The Private Placement transaction is expected to close in the third quarter of 1997 and is expected to raise approximately $50.0 million to be used to finance the Company's hotel development strategy. No assurance can be given that financing will be available to the Company when needed or upon terms acceptable to the Company. If such capital or financing is unavailable, the Company may not be able to develop additional hotels.

         The Company believes that a combination of the net proceeds from the Private Placement, selected sale/leaseback transactions, its cash and cash equivalents, construction financing from NationsBank of Texas, N.A. and GMAC Commercial Mortgage Corporation along with construction loan guarantees from Doubletree (if approved on an individual basis) and additional sources of liquidity will be sufficient to provide capital for development and operations into the fourth quarter of 1998. However, there can be no assurance that such financing will be available or that changes will not occur that will require the Company to seek additional capital or financing at an earlier date.

Impact of New Accounting Standards

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that adoption of FAS 128 will not have a material effect on the earnings per share amounts for the three and six month periods ended June 30, 1997 and 1996 as presented in the accompanying financial statements.

         In April 1997, the American Institute of Certified Public Accountants issued a proposed Statement of Position (SOP) Reporting on the Costs of Start-up Activities. The proposed SOP requires that entities expense costs of start-up activities as they are incurred. The proposed SOP, if adopted, would be effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes hotel pre-opening costs and amortizes such costs, commencing on the date a property is opened, over the shorter of the estimated period of benefit or 12 months. Pre-opening costs capitalized, net of accumulated amortization, at June 30, 1997 totaled $333,267. While the one-time recording of the cumulative effect of the change in accounting principle could be material, the on-going effect of the proposed new accounting principle would be dependent upon the number and timing of new hotels opened.


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

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              On May 19, 1997, the Company held its 1997 Annual Meeting of Stockholders (i) to elect the Company's board of directors, and
              (ii) to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors. The number of shares entitled to vote was 9,025,000, and the number of shares represented in person or by proxy was 8,763,283. Each of the current directors was re-elected. Messrs. Costley, DeBoer, Ferris, Fix, Meyer, Salazar and Ueberroth received 8,763,283 affirmative votes with no votes withheld. The selection of KPMG Peat Marwick LLP as the Company's independent auditors was ratified, with 8,763,283 affirmative votes and no votes withheld. No other matters were put to a vote of stockholders at the Annual Meeting.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.



(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CANDLEWOOD HOTEL COMPANY, INC.




Date:    August 12, 1997       By:   /s/ Jack P. DeBoer
         ---------------           --------------------------------
                                         Jack P. DeBoer, Chairman
                                         and Chief Executive Officer



Date:    August 12, 1997       By:   /s/ Warren D. Fix
         ---------------           --------------------------------
                                         Warren D. Fix, Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX




                                                                                           Sequentially
                                                                                             Numbered
    Exhibit No.                                 Description                                    Page
    -----------                                 -----------                                -------------
        3.1           Restated Certificate of Incorporation of the Company.*
        3.2           Bylaws of the Company.*
        4.1           Specimen Certificate of Common Stock.*
        4.2           Stockholder Agreement, dated September 30, 1996, among Doubletree
                      Corporation, JPD Corporation and the Warren D. Fix Family
                      Partnership, L.P.*
       10.1           Form of Indemnification Agreement for executive officers and directors.*
       10.2           1996 Equity Participation Plan and form of stock option agreements.*
       10.3           Employment Agreement between the Company and Jack P. DeBoer dated as of September 1, 1996.*
       10.4           Incorporation and Registration Rights Agreement dated as
                      of September 1, 1996 among Doubletree Corporation, JPD
                      Corporation and the Warren D.
                      Fix Family Partnership, L.P.*
       10.5           Credit Facility Agreement between the Company and Doubletree Corporation dated as of November 11, 1996.**
       10.6           Subordinated Promissory Note from the Company to Doubletree Corporation dated as of November 11, 1996.**
       10.7           Employment Agreement between the Company and James E. Roos dated as of
                      June 2, 1997.
       27.1           Financial Data Schedule.


 * Incorporated by reference pursuant to Rule 12b-32 from the Company's Registration Statement on Form S-1 (Registration No. 333-12021).

** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.