Form 10-Q
period 1997-09-30
CANDLEWOOD HOTEL CO INC
filed 1997-11-14
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                              Lakepoint Office Park
                                 9342 E. Central
                              Wichita, Kansas 67206
                    (Address of principal executive offices)

                                 (316) 631-1300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                         No
                         ------                          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 12, 1997
----------------------------                    --------------------------------
Common Stock, $.01 par value                            9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Consolidated Balance Sheets at September 30, 1997
                  and December 31, 1996                                           3

               Consolidated Statements of Operations for the three
                  and nine months ended September 30, 1997 and 1996               4

               Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1997 and 1996                        5

               Notes to Consolidated Financial Statements                     6 - 8

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8 - 15

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                         16

Item 4.        Submission of Matters to Vote of Security Holders                 16

Item 6.        Exhibits and Reports on Form 8-K                                  16


PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           September 30,         December 31,
                                                               1997                  1996
                                                          --------------        --------------
ASSETS
Cash and cash equivalents                                 $    7,679,634        $   33,497,118
Marketable securities                                          5,899,896                    --
Accounts receivable                                              925,317               142,584
Pre-opening costs, net of accumulated amortization
    of $318,468 and $80,370, respectively                        321,208               154,711
Prepaid expenses                                                 133,181               116,568
                                                          --------------        --------------
        Total current assets                                  14,959,236            33,910,981
                                                          --------------        --------------

Construction in progress - hotel properties                   54,173,789            11,199,765
Property and equipment, net of accumulated
    depreciation of $628,726 and $142,490, respectively       31,940,310             3,961,987
Intangible assets, net of accumulated
    amortization of $37,338 and $23,057, respectively            216,196               223,286
Pre-acquisition costs                                          2,742,601             1,397,473
Other assets, net                                              6,244,345               980,451
                                                          --------------        --------------
                                                          $  110,276,477        $   51,673,943
                                                          ==============        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - current portion                           $      347,921        $       21,290
Accounts payable                                               1,986,540             2,182,843
Accrued expenses                                               1,241,789               252,219
Deferred franchise fee revenue                                   466,800               375,800
                                                          --------------        --------------
        Total current liabilities                              4,043,050             2,832,152
                                                          --------------        --------------

Notes payable                                                 50,064,162            15,435,819
Commitments
Redeemable preferred stock, net of offering costs
    and subscriptions receivable                              23,652,272                    --

Stockholders' equity:
    Preferred stock                                                   --                    --
    Common stock                                                  90,250                90,250
    Additional paid-in capital                                35,269,891            35,269,891
    Accumulated deficit                                       (2,843,148)           (1,954,169)
                                                          --------------        --------------
        Total stockholders' equity                            32,516,993            33,405,972
                                                          --------------        --------------
                                                          $  110,276,477        $   51,673,943
                                                          ==============        ==============

          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                         --------------------------    --------------------------
                                            1997            1996          1997            1996
                                         -----------    -----------    -----------    -----------
REVENUES:
Hotel operations                         $ 1,692,319    $   262,555    $ 3,448,860    $   382,593
Other revenues                                77,531             --        137,694             --
                                         -----------    -----------    -----------    -----------
    Total revenues                         1,769,850        262,555      3,586,554        382,593
                                         -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                     836,429        126,205      1,811,353        212,400
Corporate operating expenses               1,036,552        295,946      2,375,255      1,044,294
Depreciation and amortization                360,915         89,420        833,680        160,179
                                         -----------    -----------    -----------    -----------
    Total operating costs and expenses     2,233,896        511,571      5,020,288      1,416,873
                                         -----------    -----------    -----------    -----------

Loss from operations                        (464,046)      (249,016)    (1,433,734)    (1,034,280)
Interest income                              120,250         17,553        743,182         29,049
Interest expense                              (8,064)            --       (198,427)            --
                                         -----------    -----------    -----------    -----------
    Net loss                             $  (351,860)   $  (231,463)   $  (888,979)   $(1,005,231)
                                         ===========    ===========    ===========    ===========

Net loss per share                       $     (0.04)   $     (0.04)   $     (0.10)   $     (0.19)
                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding        9,025,000      5,175,000      9,025,000      5,175,000


          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                         1997            1996
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $   (888,979)   $ (1,005,231)
Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation and amortization                                         833,680         160,179
    Change in:
      Accounts receivable                                                (782,733)       (142,813)
      Pre-opening costs                                                  (404,595)       (117,277)
      Prepaid expenses                                                    (16,613)        (61,209)
      Other assets                                                       (287,536)         (2,000)
      Accounts payable                                                   (290,345)        342,891
      Accrued expenses                                                    989,570         117,702
      Deferred franchise fee revenue                                       91,000         151,200
                                                                     ------------    ------------
        Net cash used in operating activities                            (756,551)       (556,558)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in marketable securities                                      (5,899,896)             --
Expenditures for property and equipment                               (71,344,542)     (7,533,325)
Expenditures for pre-acquisition costs                                 (1,345,128)       (654,905)
Increase in other assets                                               (1,133,299)       (105,949)
                                                                     ------------    ------------
        Net cash used in investing activities                         (79,722,865)     (8,294,179)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                            34,995,275              --
Principal payments on notes payable                                       (40,302)             --
Capitalized loan fees                                                  (3,945,313)       (124,638)
Proceeds from private placement of redeemable preferred stock, net     23,652,272              --
Deferred costs of public offering                                              --        (203,987)
Members' capital contributions                                                 --      10,189,383
Minority interest                                                              --          73,327
                                                                     ------------    ------------
        Net cash provided by financing activities                      54,661,932       9,934,085
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                  (25,817,484)      1,083,348
Cash and cash equivalents at beginning of period                       33,497,118         123,384
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $  7,679,634    $  1,206,732
                                                                     ============    ============


          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

        The accompanying unaudited financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of the Company's financial position and results of operations. The condensed consolidated balance sheet data at December 31, 1996 was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2.      Organization

        The Company's current business of developing, owning, operating, franchising and managing extended-stay hotels originated in November 1995 with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). The Company was incorporated in the State of Delaware in August 1996, and in November 1996, the Company succeeded to the business of Candlewood LLC and completed an initial public offering of its common stock (collectively, the "Reorganization").

3.      Marketable Securities

        At September 30, 1997, the Company held certain marketable securities, with maturities greater than 90 days, which were principally investment-grade corporate notes and securities. These securities were purchased as temporary investments for a portion of the proceeds from the Company's private placement of preferred stock (see Note 5) and are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Securities available-for-sale are reported at fair value, which approximates cost at September 30, 1997.

4.      Notes Payable

The Company has entered into mortgage note agreements with GMAC Commercial Mortgage Corporation (GMAC) in connection with the Company's Jeffersontown, KY and Blue Ash, OH hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel. The terms of the mortgage note agreements provide for interest-only payments each month, in arrears, from July 1, 1997 through May 1, 1998, at which time monthly principal and interest payments are required. Interest is calculated at a variable rate per annum equal to LIBOR plus 4.25%, adjusted monthly. Principal payments are calculated based on a 25-year term using a 10% fixed interest rate. The notes mature in June 2000 and provide for two 12-month extension periods. Upon maturity, the Company expects to be able to refinance each of the mortgage notes with permanent loans having a term of 25 years and an interest rate equal to the long-term fixed rate then being offered by the lender for loans of this type. Amounts borrowed under the mortgage notes are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. The amounts borrowed under the mortgage notes are further partially guaranteed by Doubletree Corporation. At September 30, 1997, the amounts outstanding under these two loans totaled $6.4 million.

        The Company has entered into building loan agreements with GMAC for 13 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, commencing on the first day of the first full calendar month after the date of each agreement and continuing for 18 months thereafter, at which time monthly principal and interest payments are required. Interest is calculated at a variable rate per annum equal to LIBOR plus 4.25%, adjusted monthly. Principal payments are calculated based on a 25-year term using a 10% fixed interest rate. The notes mature on the first day of the first full calendar month after the fourth anniversary and provide for two 12-month extension periods. Upon maturity, the Company expects to be able to refinance each of the notes with permanent loans having a term of 25 years and an interest rate equal to the long-term fixed rate then being offered by the lender for loans of this type. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. The amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree Corporation. At September 30, 1997, $16.4 million was outstanding under these 13 building loan agreements.

        The Company has entered into term loan agreements and promissory notes for the Company's Wichita, Kansas and Omaha, Nebraska hotels with NationsBank of Texas, N.A. ("NationsBank"). Each agreement was entered into by a wholly-owned subsidiary of the Company which owns the related property and hotel. The terms of the loan agreements require monthly interest payments at a variable rate per annum equal to the lesser of the bank's prime rate plus 0.5% or LIBOR plus 2.75%. Principal amortization payments based on a 25-year term began in June 1997 for the Wichita, Kansas hotel and will begin in March 1998 for the Omaha, Nebraska hotel and will continue until March 1999 and September 1999, respectively. The loans may be extended for one additional year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loans are secured by the hotels and the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to NationsBank and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 1997, the amounts outstanding under these two loans totaled $6.8 million.

        The Company has entered into construction loan agreements and promissory notes with NationsBank of Texas, N.A. ("NationsBank") relating to the Company's Englewood, Colorado and Overland Park, Kansas hotels. Each agreement was entered into by a wholly-owned subsidiary of the Company which owns the related property and hotel. The terms of the construction loans provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly at a variable rate per annum equal to the lesser of the bank's prime rate plus 0.5% or LIBOR plus 2.75%. Principal amortization payments based on a 25-year term begin in April and September 1998 and will continue until June and November 1999, respectively. The loans may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loans are secured by the hotels and the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to NationsBank and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 1997, $5.1 million was outstanding under these two loans.

        In July 1997, the Company increased the borrowings under its five-year, $15.0 million subordinated credit facility by $2.5 million, bringing the total outstanding to $15.0 million at September 30, 1997.

5.      Preferred Stock

        On September 23, 1997, the Company completed an initial closing of $25.0 million, before offering costs, of its private placement of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"). The second closing of an additional $40.0 million, before offering costs, occurred on October 3, 1997, for which stock subscriptions receivable existed at September 30, 1997. The Company intends to use the proceeds for the continued development of its extended-stay hotels and other general corporate purposes. The purchase price of the Preferred Stock was $1,000 per share. The holders of the Preferred Stock are entitled to receive a 7.5% annual dividend and to convert the Preferred Stock into common stock of the Company at $9.50 per share. The Company is entitled to redeem the Preferred Stock after August 31, 1999 under certain circumstances and will be required to redeem the Preferred Stock on August 31, 2004, if not earlier converted or redeemed.


6.      Per Share Information

        Per share information for the period prior to the Company's Reorganization is presented on a pro forma basis as if (i) the Company had operated as a taxable entity (C Corporation) for the period and (ii) the reorganization had been effective at the beginning of the period and the shares of common stock issued in conjunction with the reorganization had been issued and outstanding for the period.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

        Candlewood Hotel Company, Inc. (the "Company") owns, develops, manages and franchises value oriented business extended-stay hotels. The Company's first corporate hotel opened in Wichita, Kansas, on May 5, 1996. In February 1997, the Company opened its second and third corporate hotels, located in the Omaha, Nebraska and Denver, Colorado areas, respectively. In May 1997, the Company opened its fourth and fifth corporate hotels, located in the Louisville, Kentucky and Cincinnati, Ohio areas, respectively. In September, the Company opened its sixth corporate hotel, located in the Norfolk-Hampton, Virginia area. In June 1997, the Company's first franchised hotel was opened in Hillsboro, Oregon. In August, the Company's second franchised hotel was opened, in the Pleasanton, California area. At September 30, 1997, the Company had six Company-owned and two franchised hotels open, and an additional 29 Company-owned and four franchised hotels under construction in 21 states. At September 30, 1997, the Company had under contract, and was performing due diligence with respect to, an additional 32 sites. The contracts into which the Company enters for the purchase of potential hotel sites provide for numerous investigations and other diligence, including environmental studies and title reports, prior to the closing of the sale of the real property. The Company reserves the right to terminate each contract if it is not satisfied with the results of the investigations and diligence. There can be no assurance that the Company will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget.

        The Company's operating results are significantly influenced by several factors including (i) the demand for and supply of extended-stay lodging in the Company's markets, (ii) occupancy and average daily rates, (iii) the effectiveness of hotel operations and (iv) the cost at which the Company can develop additional extended-stay lodging properties. The Company's overall occupancy and average daily rates during any period are further influenced by the number of hotels in their first twelve months of operation, during which occupancy rates are typically lower. Capital and credit market conditions which affect the Company's cost of capital may influence future operating results, as well. The results of operations for this period are not necessarily indicative of the future results of operations of these hotels or of other Company-owned hotels.

Results of Operations

Comparison of fiscal quarters ended September 30, 1997 and 1996

    Hotel Operations

         Revenue from hotel operations, which includes room revenue and other revenue, totaled $1.7 million for the quarter ended September 30, 1997 compared to $262,555 for the quarter ended September 30, 1996. Room revenue for the quarter ended September 30, 1997 was $1.6 million, compared to $253,025 for the quarter ended September 30, 1996. The increase in room revenue was a result of the operations of the six hotels open at September 30, 1997 compared to September 30, 1996, when the Company had only one hotel in operation. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 62% for the quarter ended September 30, 1997 compared to 53% for the quarter ended September 30, 1996, and was positively impacted by the increasing occupancy of hotels in their ramp-up phase during the 1997 quarter, partially offset by a reduction in occupancy resulting from a temporary increase in daily room rates. During the quarter ended September 30, 1997, the length of stay at the Company's six hotels averaged approximately 17 days, and the average daily room rate was $55.54, compared to 14 days and $47.58 for the quarter ended September 30, 1996. The increase in average daily room rate reflects the Company's entry into higher priced markets and the gradual increase in rates for hotels in their ramp-up phase during the 1997 quarter. In addition, for the last two months of the 1997 third quarter, the Company temporarily raised rates in certain markets to determine the proper mix of rate and occupancy percent. Revenue per available room (RevPAR) was $34.19 for the quarter ended September 30, 1997, compared to $25.14 for the quarter ended September 30, 1996, and was positively impacted by the Company's entry into higher priced markets and the gradual increase in occupancy percentages for hotels in their ramp-up phase during the 1997 quarter. Other revenue from hotel operations for the quarter ended September 30, 1997 was $46,463, compared to $9,530 for the quarter ended September 30, 1996, and consisted of guest telephone, vending and pay-per-view movie revenues.

        Hotel operating expenses for the quarter ended September 30, 1997 totaled $836,429, compared to $126,205 for the same period in 1996, and consisted of all expenses directly applicable to the operation of the hotels. Hotel operating expenses do not include any allocation of corporate operating expenses. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items and similar expenses. At September 30, 1997, the Company had six hotels in operation, compared to one at September 30, 1996, and the increase in hotel operating expenses in the third quarter of 1997 compared to 1996 was a result of this growth.

        Depreciation and amortization expense applicable to hotel operations for the quarter ended September 30, 1997 totaled $324,250, compared to $69,890 for the quarter ended September 30, 1996, and related to the building, furniture, fixtures, equipment and capitalized pre-opening expenses of the hotels. The increase in depreciation and amortization expense in the third quarter of 1997 compared to 1996 was a result of the increase in the number of hotels in operation during the 1997 period. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of pre-opening expenses, which are amortized over no more than the first twelve months of operations.

    Corporate Operations

        Other revenues for the quarter ended September 30, 1997 totaled $77,531 and resulted primarily from the recognition of franchise fee revenue earned upon the opening in August 1997 of the Company's second franchised hotel, located in Pleasanton, California. Other revenues also included management fees received from the Company's managed hotel, Cambridge Suites by Candlewood located in Wichita, Kansas. In the quarter ended September 30, 1996, no other revenues were recorded as no franchised hotels were open and no third-party hotels were managed.

        Corporate operating expenses for the quarter ended September 30, 1997 totaled $1,036,552 compared to $295,946 for the quarter ended September 30, 1996 and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, telephone, utilities, advertising, professional fees and similar expenses. The increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's increase in hotels in operation, under construction and under contract. The total amount of these expenses is expected to increase in the future with the development of additional properties.

        Depreciation and amortization applicable to corporate operations for the quarter ended September 30, 1997 totaled $36,665, compared to $19,530 for the quarter ended September 30, 1996, and related to the furniture, equipment and intangible assets of the corporate office. The increase in depreciation and amortization is a result of an increase in the number of employees required to support the Company's increase in the number of hotels in operation, under construction and under contract. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets is computed using the straight-line method over the life of the corresponding asset.

        The Company earned $120,250 of interest income during the quarter ended September 30, 1997, which resulted principally from short-term investment of excess funds. During the quarter ended September 30, 1996, the Company earned $17,553 of interest income. The increase in interest income was attributable to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock in November 1996. The Company had interest expense of $8,064 during the quarter ended September 30, 1997 and no interest expense in the third quarter of 1996. Interest expense, net of capitalized interest, resulted from the Company's secured term and construction loans and outstanding subordinated promissory note. The Company had no outstanding loans or notes during the quarter ended September 30, 1996.

Comparison of nine months ended September 30, 1997 and 1996

    Hotel Operations

         Revenue from hotel operations, which includes room revenue and other revenue, totaled $3.4 million for the nine months ended September 30, 1997 compared to $382,593 for the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996. Room revenue for the nine months ended September 30, 1997 was $3.3 million, compared to $369,138 for the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996. The increase in room revenue was a result of the operations of the six hotels open as of September 30, 1997 compared to the 1996 period when the Company had only one hotel in operation. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 57% for the nine months ended September 30, 1997 compared to 51% for the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996, and was positively impacted by the increasing occupancy of hotels in their ramp-up phase during the 1997 period, partially offset by a reduction in occupancy resulting from a temporary increase in daily room rates. During the nine months ended September 30, 1997, the length of stay at the Company's six hotels averaged approximately 15 days, and the average daily room rate was $51.61, compared to 12 days and $47.78 for the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996. The increase in average daily room rate reflects the Company's entry into higher priced markets and the gradual increase in rates for hotels in their ramp-up phase during the 1997 period. In addition, for the months of August and September 1997, the Company temporarily raised rates in certain markets to determine the proper mix of rate and occupancy percent. Revenue per available room (RevPAR) was $29.57 for the nine months ended September 30, 1997, compared to $24.20 for the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996 and was positively impacted by the Company's entry into higher priced markets and the gradual increase in occupancy percentages for hotels in their ramp-up phase during the 1997 period. Other revenue from hotel operations for the nine months ended September 30, 1997 was $112,607, compared to $13,455 for the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996, and consisted of guest telephone, vending and pay-per-view movie revenues.

        Hotel operating expenses for the nine months ended September 30, 1997 totaled $1,811,353, compared to $212,400 for the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996, and consisted of all expenses directly applicable to the operation of the hotels. Hotel operating expenses do not include any allocation of corporate operating expenses. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items and similar expenses. At September 30, 1997, the Company had six hotels in operation, compared to one at September 30, 1996, and the increase in hotel operating expenses in the first nine months of 1997 compared to the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996 was a result of this growth.

        Depreciation and amortization expense applicable to hotel operations for the nine months ended September 30, 1997 totaled $737,220, compared to $118,946 for the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996, and related to the building, furniture, fixtures, equipment and capitalized pre-opening expenses of the hotels. The increase in depreciation and amortization expense in the first nine months of 1997 compared to the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996 was a result of the increase in the number of hotels in operation during the 1997 period. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of pre-opening expenses, which are amortized over no more than the first twelve months of operations.

    Corporate Operations

        Other revenues for the nine months ended September 30, 1997 totaled $137,694 and resulted primarily from the recognition of franchise fee revenue earned upon the June 1997 opening of the Company's first franchised hotel, located in Hillsboro, Oregon, and the August 1997 opening of the Company's second franchised hotel, located in Pleasanton, Oregon. Other revenues also included management fees received from the Company's managed hotel, Cambridge Suites by Candlewood located in Wichita, Kansas. In the nine months ended September 30, 1996, no other revenues were recorded as no franchised hotels were open and no third-party hotels were managed.

        Corporate operating expenses for the nine months ended September 30, 1997 totaled $2.4 million compared to $1.0 million for the nine months ended September 30, 1996 and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, telephone, utilities, advertising, professional fees and similar expenses. Professional, legal and other public company costs for the 1997 period, which resulted from having become a public company in November 1996, accounted for approximately $125,000 of the increase over the corresponding period in 1996, when no such costs were incurred. The balance of the increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's increase in hotels in operation, under construction and under contract. The total amount of these expenses is expected to increase in the future with the development of additional properties.

        Depreciation and amortization applicable to corporate operations for the nine months ended September 30, 1997 totaled $96,460, compared to $41,233 for the nine months ended September 30, 1996, and related to the furniture, equipment and intangible assets of the corporate office. The increase in depreciation and amortization is a result of an increase in the number of employees required to support the Company's increase in the number of hotels in operation, under construction and under contract. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets is computed using the straight-line method over the life of the corresponding asset.

        The Company earned $743,182 of interest income during the nine months ended September

30, 1997, which resulted principally from short-term investment of excess funds. During the nine months ended September 30, 1996, the Company earned $29,049 of interest income. The increase in interest income was attributable to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock in November 1996. The Company had interest expense of $198,427 during the nine months ended September 30, 1997, and no interest expense in the nine months ended September 30, 1996. Interest expense, net of capitalized interest, resulted from the Company's secured term and construction loans and outstanding subordinated promissory note. The Company had no outstanding loans or notes during the nine months ended September 30, 1996.

Liquidity and Capital Resources

         In two closings, on September 23, 1997 and October 3, 1997, the Company completed a private placement (the "Private Placement") whereby the Company issued 65,000 shares of its Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a price of $1,000 per share. On September 23, 1997, the Company issued 25,000 shares of Preferred Stock and received proceeds of $25.0 million, and on October 3, 1997, the Company issued 40,000 shares of Preferred Stock and received proceeds of $40.0 million. In connection with the Private Placement, the Company paid cash in the aggregate amount of $3,152,500 to Donaldson, Lufkin & Jenrette Securities Corporation and Schroder & Company Inc. as a placement fee and incurred other placement-related costs. The Company intends to use the net proceeds of the Private Placement to support the Company's national expansion through the development of Company-owned Candlewood hotels and for general working capital purposes.

        The holders of the Preferred Stock are entitled to a preferential quarterly dividend equal to 7.5% of the Stated Value (initially $1,000 per share, subject to adjustment), payable quarterly beginning on August 31, 1998. The Preferred Stock may be converted into Common Stock of the Company, upon the election of the holders, at a price of $9.50 per share of Common Stock, subject to certain anti-dilution adjustments (the "Conversion Price"). The Preferred Stock will automatically convert into Common Stock subsequent to August 31, 1999 at the then applicable Conversion Price upon the occurrence of certain events. Holders of Preferred Stock have a liquidation preference equal to $1,000 per share (the "Liquidation Preference Price"). With certain limited exceptions, in the event of a change of control of the Company, the Company shall offer to purchase all of the outstanding shares of Preferred Stock at the greater of (i) 175% of the Stated Value or (ii) the Liquidation Preference Price. The Company is required to redeem the Preferred Stock on August 31, 2004 for the Liquidation Preference Price and may redeem after August 31, 1999, at its election, for 200% of the Stated Value.

        At September 30, 1997, the Company had commitments to complete construction of 29 extended-stay properties with a total cost of approximately $97.7 million. The Company believes that a combination of the net proceeds from the Preferred Stock, selected sale/leaseback transactions, its cash and cash equivalents, its marketable securities, construction financing from NationsBank of Texas, N.A. and GMAC Commercial Mortgage Corporation along with construction loan guarantees from Doubletree (if approved on an individual basis) and additional sources of liquidity will be sufficient to meet the Company's working capital and capital expenditure needs into the fourth quarter of 1998. However, there can be no assurance that such financing will be available on acceptable terms, if at all, or that changes will not occur that will require the Company to seek additional capital or financing at an earlier date.

        The Company's sources of liquidity on a long-term basis include cash flow from operating Candlewood hotels, secured and unsecured borrowings, future sale/leaseback arrangements and the issuance of debt or equity securities. Additional capital resources will be needed to fund the Company's planned development. In the event that such capital or financing is unavailable on acceptable terms or at all, the Company may not be able to develop additional hotels.

        During the nine months ended September 30, 1997, net cash used in operating activities totaled $756,551 compared to net cash used in operating activities of $556,558 for the nine months ended September 30, 1996. At September 30, 1997, the Company had six hotels in operation, compared to one at September 30, 1996, and the increase in net cash used in operating activities in the first nine months of 1997 compared to the period from May 5, 1996 (commencement of hotel operations) to September 30, 1996 was a result of this growth. For the 1997 period, cash used in operating activities of $1.8 million resulted from an increase in accounts receivable and prepaid expenses associated with the increase in the number of operating hotels, an increase in capitalized pre-opening costs and other assets related to the increase in the number of Company hotels under construction together with a decrease in accounts payable. This amount was partially offset by increases in accrued expenses and deferred franchise fee revenue during the period totaling $1.1 million and non-cash depreciation and amortization expense of $833,680.

        Net cash used in investing activities for the nine months ended September 30, 1997 totaled $79.7 million, compared to $8.3 million for the nine months ended September 30, 1996, reflecting the increase in the number of properties open and under construction. The Company invested $5.9 million in investment-grade marketable securities during the nine months ended September 30, 1997, representing that portion of the initial proceeds from the sale of Preferred Stock that was invested in marketable securities having maturities in excess of 90 days. Expenditures for property and equipment totaled $71.3 million in the 1997 period, compared to $7.5 million in the 1996 period, and primarily related to the construction of new hotels. The Company opened five hotels and commenced construction of 27 additional hotels during the nine months ended September 30, 1997, bringing the total number of hotels open to six and the number under construction to 29 at September 30, 1997. In the 1996 period, only one hotel was open and four were under construction. Increases in pre-acquisition costs and other assets resulted in decreases in cash totaling $2.5 million for the nine months ended September 30, 1997, compared to $760,854 for the nine months ended September 30, 1996.

        Net cash provided by financing activities for the nine months ended September 30, 1997 totaled $54.7 million, compared to $9.9 million for the nine months ended September 30, 1996. In the 1997 period, net increases in cash resulted primarily from increases in notes payable of $35.0 million and proceeds from the first closing on the sale of redeemable preferred stock of $23.7 million, net of offering costs, partially offset by an increase in capitalized loan fees of $3.9 million. In the 1996 period, the net cash provided by financing activities resulted primarily from members' capital contributions of $10.2 million.


Impact of New Accounting Standards

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that adoption of FAS 128 will not have a material effect on the earnings per share amounts for the three and nine month periods ended September 30, 1997 and 1996 as presented in the accompanying financial statements.

        In April 1997, the American Institute of Certified Public Accountants issued a proposed Statement of Position (SOP), Reporting on the Costs of Start-up Activities. The proposed SOP requires that entities expense costs of start-up activities as they are incurred. The proposed SOP, if adopted, would be effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes hotel pre-opening costs and amortizes such costs, commencing on the date a property is opened, over the shorter of the estimated period of benefit or 12 months. Pre-opening costs capitalized, net of accumulated amortization, at September 30, 1997 totaled $321,208. While the one-time recording of the cumulative effect of the change in accounting principle could be material, the on-going effect of the proposed new accounting principle would be dependent upon the number and timing of new hotels opened.


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

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           In two closings, on September 23, 1997 and October 3, 1997, the Company completed a private placement whereby the Company issued 65,000 shares of its Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a price of $1,000 per share. The purchasers of the Preferred Stock consisted of a group of institutional investors and individuals who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The sales were made in reliance on an exemption from registration pursuant to
           Section 4(2) of the Act, as transactions by an issuer not involving a public offering. The contents of the Company's current report on form 8-K filed on October 8, 1997 are incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The contents of the Company's current report on Form 8-K filed on October 8, 1997 are incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.


(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CANDLEWOOD HOTEL COMPANY, INC.




Date:   November 12, 1997           By:/s/ Jack P. DeBoer
        -----------------              ------------------
                                           Jack P. DeBoer, Chairman
                                            and Chief Executive Officer



Date:   November 12, 1997           By:/s/ Warren D. Fix
        -----------------              -----------------
                                         Warren D. Fix, Executive Vice President
                                            and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                              Sequentially
                                                                                                Numbered
    Exhibit No.                         Description                                               Page
    -----------                         -----------                                           ------------
       3.1        Restated Certificate of Incorporation of the Company.*

       3.2        Bylaws of the Company.*

       3.3        Certificate of Designations, Preferences and
                  Relative, Participating, Optional and Other Special
                  Rights of Preferred Stock and Qualifications,
                  Limitations and Restrictions Thereof of Series A
                  Cumulative Convertible Preferred Stock of Candlewood
                  Hotel Company, Inc.***

       4.1        Specimen Certificate of Common Stock.*

       4.2        Stockholders Agreement, dated as of September 22,
                  1997.***

      10.1        Form of Indemnification Agreement for executive officers and directors.*

      10.2        1996 Equity Participation Plan and form of stock option agreements.*

      10.3 Employment Agreement between the Company and Jack P. DeBoer dated as of September 1, 1996.*

      10.5        Credit Facility Agreement between the Company and
                  Doubletree Corporation dated as of November 11,
                  1996.**

      10.6        Subordinated Promissory Note from the Company to
                  Doubletree Corporation dated as of November 11,
                  1996.**

      10.7 Employment Agreement between the Company and James Roos dated as of June 2, 1997.****

      10.8        Series A Cumulative Convertible Preferred Stock
                  Purchase Agreement dated as of August 27, 1997.***

      10.9        Registration Rights Agreement dated as of September
                  22, 1997.***

      27.1        Financial Data Schedule.


----------------------

* Incorporated by reference pursuant to Rule 12b-32 from the Company's Registration Statement on Form S-1 (Registration No. 333-12021).

** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*** Incorporated by reference from the Company's Current Report on Form 8-K filed on October 8, 1997.

**** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.