Form 10-K
period 1997-12-31
CANDLEWOOD HOTEL CO INC
filed 1998-03-30
CIK 1022820

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                              or

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998 was $75,858,646 based on the closing sales price of such stock on such date.

        The number of shares outstanding of the registrant's common stock, as of March 23, 1998 was 9,025,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on May 18, 1998 are incorporated by this reference into
Part III as set forth herein.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

        Candlewood Hotel Company, Inc. (the "Company") is in the business of developing, owning, operating, managing and franchising Candlewood extended-stay hotels. As of December 31, 1997, the Company operated twenty-one Candlewood hotels and was constructing twenty-two additional hotels. Additionally, as of December 31, 1997, the Company had opened three franchised hotels and had an additional six under construction. Including hotels open and under construction, Candlewood had hotels in twenty-two states as of December 31, 1997. Candlewood hotels and their amenities are designed to appeal particularly to business travelers seeking extended-stay accommodations by combining the convenience of a hotel with many of the comforts of an apartment and providing well appointed, high quality lodging at affordable prices. The Company is developing and franchising Candlewood hotels in order to capitalize on what the Company believes is an underserved demand for mid-priced, extended-stay hotels and to develop a leading national brand within the mid-priced segment of the extended-stay market, which the Company believes is characterized by average daily rates of approximately $45 to $75. The Company believes that the experience of its senior management team is and will continue to be instrumental in executing its growth strategy. Jack P. DeBoer, the Company's founder, Chairman and Chief Executive Officer, is credited by the lodging industry with creating the extended-stay concept as the founder of Residence Inns.

        The principal executive offices of the Company are located at Lakepoint Office Park, 9342 East Central, Wichita, Kansas 67206, telephone (316) 631-1300.

CANDLEWOOD HOTELS

        The Candlewood brand is built on the foundation of providing exceptional value to guests. Candlewood hotels offer upscale, spacious accommodations at competitive rates within the mid-priced, extended-stay market which the Company believes are attractive to both extended-stay guests and conventional hotel guests. Candlewood hotels contain approximately 75 - 135 rooms, comprised of studios and one-bedroom suites, both of which contain business and other amenities consistent with amenities found in upscale, full-service hotels. The Company believes that the 350 square foot studio suites are larger than most full-service hotel rooms. Up to 25% of the rooms in a standard Candlewood hotel are one-bedroom suites, which are approximately 525 square feet, and are designed to accommodate extended-stay guests who desire a bedroom separated from the kitchen and office area. As of December 31, 1997, the Company operated twenty-one hotels in eighteen different states with a total of 2,249 rooms:

                                                                       NUMBER
                                                                      --------
LOCATION                                      OPENING DATE            OF ROOMS
--------                                      ------------            --------
Birmingham, Alabama                           October, 1997              98
Charlotte, North Carolina                     November, 1997             81
Cincinnati-Blue Ash, Ohio                     May, 1997                  77
Denver Tech Center, Colorado                  February, 1997            131
Detroit-Southfield, Michigan                  December, 1997            121
Houston-Clear Lake, Texas                     December, 1997            122
Houston-Loop Central, Texas                   December, 1997            122


                                                                       NUMBER
                                                                      --------
LOCATION                                      OPENING DATE            OF ROOMS
--------                                      ------------            --------
Huntsville, Alabama                           December, 1997            123
Irvine-East, California                       November, 1997            122
Jacksonville, Florida                         November, 1997            111
Kansas City-Overland Park, Kansas             October, 1997             122
Knoxville, Tennessee                          December, 1997             98
Louisville, Kentucky                          May, 1997                  77
Norfolk-Hampton, Virginia                     September, 1997            98
Omaha, Nebraska                               January, 1997             130
Philadelphia-Willow Grove, Pennsylvania       November, 1997            110
Phoenix, Arizona                              November, 1997             98
Salt Lake-Airport, Utah                       November, 1997            122
Salt Lake-Ft. Union, Utah                     November, 1997             98
Wichita-Airport, Kansas                       November, 1997             81
Wichita, Kansas                               May, 1996                 107

        Candlewood hotels offer upscale accommodations at competitive rates within the mid-priced, extended-stay market which the Company believes will be attractive to guests staying six nights or longer. Each Candlewood studio and one-bedroom suite offers amenities designed to accommodate the needs of the business traveler, such as two phones with two incoming direct dial lines and computer connections, an oversized wooden desk with a quad-outlet to accommodate office equipment needs, an executive chair, a bulletin board, a guest chair and personalized, remote accessible phone mail. Each Candlewood suite contains a 25-inch television, video cassette player, compact disk player, an iron and ironing board and a fully equipped kitchen, including a full-size refrigerator, full-size microwave oven, dishwasher, two burner stovetop, coffee maker, toaster, and a complete set of utensils and cookware. Also, each Candlewood hotel is equipped with an exercise room, a complimentary guest laundry facility and a convenient dry cleaning drop with same-day service. Candlewood hotels also offer free local calls, 25 cent-per-minute long distance calls and the self-service "Candlewood Cupboard" featuring value-priced packaged foods and 25 cent beverages. Each Candlewood guest receives a free "First Night Kit" complete with items such as breakfast bars, coffee and popcorn.

        The Company believes the majority of extended-stay hotels are either in the upscale sector of the market, such as Residence Inn, Homewood Suites, Hawthorn Suites and Summerfield Suites (most with average daily rates that the Company believes exceeds $80), or in the economy sector, such as Suburban Lodge, Extended-Stay America, Homestead Village and Villager Lodge (most with weekly rates that the Company believes represent effective average daily rates of less than $35). Based upon industry sources, including public disclosure and equity research reports, the Company believes that its nearest competitors in the mid-priced, extended-stay segment, which include Studio Plus, MainStay Suites, Towne Place, Sierra Suites and Homegate Hospitality, had a total of only approximately 150 hotels open at the end of 1997. The Company believes that these brands do not meet the needs of a large number of travelers who desire well appointed, high quality, spacious accommodations with full kitchens, but with room rates in the mid-priced segment of the extended-stay market. Candlewood hotels are designed to accommodate what the Company believes to be an underserved segment of the extended-stay market. In addition, the Company believes that the high quality of Candlewood hotels relative to their moderate daily rate attracts certain guests who otherwise would stay at traditional hotels. The average daily rate at Candlewood hotels is approximately $45 - $75 per suite, in most areas of the country, which is significantly lower than full-service hotels with comparable room features and amenities and generally competitive with traditional limited-service hotels that do not offer the high quality appointments and amenities of the Company's rooms. Accordingly, the Company believes that Candlewood hotels are particularly attractive to business travelers, including professionals on temporary work assignment, consultants, travelers conducting or participating in training seminars and government employees.

HOTEL DEVELOPMENT

        As of December 31, 1997 the Company operated 21 hotels. In addition, the Company was constructing twenty-two Candlewood hotels. Through the development of Company-operated hotels, Candlewood expects to be able to obtain a presence in key markets and to achieve economies of scale in management, marketing and purchasing. As of December 31, 1997, 15 of the Company's 21 hotels were subject to a sale-leaseback arrangement (of which five had already been transferred and leased back to the Company).

        The Company's development status as of December 31, 1997 was as follows:

                                       PROPERTIES       ROOMS
                                       ----------       -----
Owned and operated                          16          1,691
Operated under long term leases              5            558
Under Construction                          22          2,600
Sites Under Contract                        34          4,416
                                       ==========       =====
  TOTAL                                     77          9,265

        The Company's construction division is responsible for the oversight and coordination of the construction of Candlewood hotels developed by the Company. The construction division has relationships with a group of approximately 8 contractors which are performing approximately 80% of the construction of the Company's hotels in various regions of the United States. Each of these approved contractors have extensive experience in the construction of lodging facilities. Each of the contractors has agreed to a guaranteed maximum price contract which sets a ceiling on total construction cost that is expected to limit cost overruns. Any savings in the construction costs are shared by the Company and the general contractors. The Company's construction division is responsible for site visits and inspections during construction and upon completion of construction must approve a hotel's quality before it can commence operations. The average construction time on each hotel is approximately eight months; however, construction is subject to delays due to weather and other circumstances.

        Each of the Company's hotels is designed and constructed according to uniform plans and specifications for the design of Candlewood facilities. The Company expects to make design variations, including changes in the number of studio suites and one bedroom suites, based on market demographics and site restrictions, among other factors. To date, each Company developed hotel has been constructed by the Company and the Company has no immediate plans to convert other brands to Candlewood hotels. The Company believes that its coordination of the construction of Candlewood hotels and use of its comprehensive design manual will lower cost and result in consistent quality and appearance.

        As of December 31, 1997, the following 22 Company-owned hotels with 2,600 expected rooms were under construction in 12 different states, 4 of which are located in states where the Company did not then operate hotels:

                                                              EXPECTED NUMBER
LOCATION                                     STATUS               OF ROOMS
--------                                     ------               --------
Albuquerque, New Mexico               Under Construction             122

                                                              EXPECTED NUMBER
LOCATION                                     STATUS               OF ROOMS
--------                                     ------               --------
Arlington, Texas                      Under Construction             125
Auburn Hills, Michigan                Under Construction             110
Austin, Texas                         Under Construction             125
Brentwood, Tennessee                  Under Construction             123
Charlotte, North Carolina             Under Construction             122
Dallas (Noel Road), Texas             Under Construction             134
Ft. Worth, Texas                      Under Construction              98
Garden Grove, California              Under Construction             133
Houston (Town & Country), Texas       Under Construction             122
Houston (Westchase), Texas            Under Construction             122
Irvine, California                    Under Construction             122
Irving, Texas                         Under Construction             117
Libertyville, Illinois                Under Construction             122
Miami, Florida                        Under Construction             129
Pittsburgh, Pennsylvania              Under Construction             123
Raleigh, North Carolina               Under Construction              81
Somerset, New Jersey                  Under Construction             110
Tempe, Arizona                        Under Construction             122
Troy, Michigan                        Under Construction             118
W. Des Moines, Iowa                   Under Construction              98
Warren, Michigan                      Under Construction             122

        The Company's real estate division is continuously evaluating a variety of sites for purchase and construction of Candlewood hotels. The Company has entered into agreements with several commercial brokers, including CB Commercial and certain independent brokers, that identify potential sites for Candlewood hotels. The Company typically builds Candlewood hotels within 15 minutes of employment centers, including large corporate headquarters, and within five minutes of services such as restaurants and grocery stores. The Company is developing hotels throughout the United States, and no area of the country has been excluded from the Company's expansion plans.

        As of December 31, 1997, the Company had entered into 34 contracts for the purchase of the following potential hotel sites in 19 states, 6 of which are located in states where the Company did not then operate hotels or have hotels under construction:

                                                                EXPECTED NUMBER
LOCATION                                        STATUS              OF ROOMS
--------                                        ------              --------
Albany, New York                            Under Contract             122
Alpharetta, Georgia                         Under Contract             122
Altamonte Springs, Florida                  Under Contract             123
Ann Arbor, Michigan                         Under Contract             123
Atlanta (Gwinnett County #2), Georgia       Under Contract             122
Austin, Texas                               Under Contract             122
Baltimore (Linthicum), Maryland             Under Contract             125
Bethlehem, Pennsylvania                     Under Contract             122
Braintree, Massachusetts                    Under Contract             134
Burlington, Massachusetts                   Under Contract             149
Chandler, Arizona                           Under Contract             122

                                                                EXPECTED NUMBER
LOCATION                                        STATUS              OF ROOMS
--------                                        ------              --------
Clearwater, Florida                         Under Contract             105
Columbus, Ohio                              Under Contract             122
Dallas, Texas                               Under Contract             122
Dania, Florida                              Under Contract             122
Denver (Lakewood), Colorado                 Under Contract             122
Fairfax, Virginia                           Under Contract             122
Greensboro, North Carolina                  Under Contract             122
Herndon, Virginia                           Under Contract             122
Hoffman Estates, Illinois                   Under Contract             123
Jersey City, New Jersey                     Under Contract             215
Las Vegas, Nevada                           Under Contract             264
Louisville, Colorado                        Under Contract             122
Miami Lakes, Florida                        Under Contract             122
Mt. Laurel, New Jersey                      Under Contract             123
North Olmsted, Ohio                         Under Contract             122
Plano, Texas                                Under Contract             122
Santa Ana, California                       Under Contract             122
Santa Clara, California                     Under Contract             122
Schaumburg, Illinois                        Under Contract             122
St. Louis, Missouri                         Under Contract             122
Tigard, Oregon                              Under Contract             125
Toledo, Ohio                                Under Contract             122
Waukegan, Illinois                          Under Contract             123

        There can be no assurance that present or future development will proceed in accordance with the Company's expectations. The number of rooms listed for those hotels that are under construction or under contract are subject to change, and are only estimates of the number of rooms the Company expects to construct. Construction is subject to delays from a number of sources, many of which are outside the Company's control. The contracts which the Company enters into for the purchase of potential hotel sites provide for numerous investigations and other diligence, including environmental studies and title reports, prior to the closing of the sale of the real property. The Company reserves the right to terminate each contract if it is not satisfied with the results of the investigations and diligence. There can be no assurance that the Company will acquire properties, complete the development and construction of hotels or that any such development or construction will be completed on time or within budget.

HOTEL OPERATIONS

        Candlewood hotels focus on delivering those services and amenities which the Company believes are valued most by its target clientele. This focused approach enables each hotel to employ only ten to twelve employees, thereby minimizing operating costs.

        Each Candlewood hotel employs a general manager who is responsible for the operations of the hotel. The general manager shares duties with and oversees a staff of approximately nine to eleven persons, typically consisting of an assistant manager, a sales director, desk clerks, a maintenance person, and housekeeper/laundry staff (many of whom are part-time employees). The office at each of the Company's facilities is generally open daily from 7:00 a.m. to 8:00 p.m., although a staff member is normally on site at all facilities 24 hours a day to respond to guests' needs. By employing only ten to twelve employees at each hotel, the Company believes it minimizes operating costs. Each Candlewood hotel has a system in place that allows guests to check in and check out without the assistance of hotel employees.

        Each Candlewood hotel's on-site general manager is responsible for the Company's quality control standards and procedures which govern management, operations, maintenance, regulatory compliance, reporting and marketing. Each Candlewood hotel is measured against guest service standards and a detailed revenue and expense budget, as well as against the performance of Candlewood's other properties. Key on-site personnel participate in an incentive program based on hotel revenues and profits. The Company's operations division conducts periodic inspections of each Candlewood hotel to ensure compliance with the Company's quality control standards. The Company believes that its corporate services, such as accounting and payroll services, permit on-site hotel general managers to effectively focus on providing guest services and results in economies of scale.

        Each Candlewood general manager and director of sales is required to complete Company administered classroom courses and on-the-job training to learn the marketing and operational systems specific to the operation of an extended-stay hotel, how to maximize operating efficiencies and how to attract extended-stay guests. In addition, dedicated pre-opening teams (consisting of experienced Candlewood managers) deliver on-site training to new employees to ensure that the guest experience in all newly-opened Candlewood properties is consistent with the standards set by comparable properties.

        The Company makes its hotel management services available to franchisees and investors in joint ventures with the Company. The Company anticipates that some franchisees may want to utilize the Company's experience and expertise to manage their hotels and believes that the Company's management of such hotels helps to maximize the consistency of the Candlewood hotel system. If in excess of 75% of the cost of a franchised hotel is financed by GMAC Commercial Mortgage Corporation ("GMAC"), Doubletree Corporation ("Doubletree") requires that the Company manage the franchisee's hotel as a condition to guaranteeing a portion of the loan. The Company has structured its management agreements so that it will receive approximately 5% of hotel revenue in exchange for management services. Currently, the Company provides management services to the Cambridge Suites by Candlewood, owned by Jack DeBoer and located in Wichita, Kansas, pursuant to a one-year renewable contract. The Company is not currently pursuing other management arrangements for hotels other than Candlewood hotels.

MARKETING AND SALES

        Candlewood hotels provide high quality, comfortable and attractive accommodations together with the amenities desired by the extended-stay business traveler. The Company believes that the high quality of its rooms attracts business travelers in the mid-priced segment of the extended-stay market, which the Company believes is underserved by the current supply of rooms. The Company also believes that its design and pricing results in longer stays, higher occupancy rates and a more stable revenue stream.

        Each Candlewood hotel has an on-site director of sales dedicated to marketing and direct sales efforts. The sales and marketing division uses direct mail solicitations. Through these direct sales efforts, the Company believes it can obtain and maintain consistently high occupancy levels and generate longer stays by its guests. The Company's sales and marketing division targets institutions and employers located in proximity to its properties.

        The Company has established a toll free telephone number, 1-800-946-6200, to enable guests to make reservations at any of the Company's hotels. The number uses an automated response system that directs the caller to the specific hotel desired, and reservations are then booked directly with that hotel's personnel.

HOTEL FRANCHISING

        The Company has established a national franchising program which it believes will accelerate the establishment of its market presence and brand awareness on a national level, generate incremental revenues at an attractive margin, and create opportunities to obtain management contracts with respect to franchised properties. The Company has received approval to sell franchises in 47 states. As of December 31, 1997, the Company had entered into franchise agreements for the establishment of Candlewood hotels in the following 10 areas:

Bellevue, Washington                     Pleasanton, California
Dallas, Texas                            Rockford, Illinois
Hillsboro, Oregon                        Sacramento, California
Salina, Kansas                           San Antonio, Texas
Milpitas, California                     Syracuse, New York

        As of December 31, 1997, three of the franchised hotels were open and six were under construction. Franchise agreements are executed when the Company and the franchisee agree on a site prior to construction. The Company makes the services and expertise of its real estate, construction, sales and operations divisions available to its franchisees in order to ensure high quality facilities and customer service. The Company's construction division advises on the construction and development of franchised hotels. A representative of the Company's construction division visits franchised hotel sites during the construction phase and inspects and approves each franchised Candlewood hotel before or shortly after commencement of operations. In addition, after commencing operations, all franchised Candlewood hotels are subject to periodic inspection and verification that they are in compliance with the Company's quality control program and maintenance and updating standards. While the Company may grant franchises in geographic locations where the Company owns and operates hotels, if franchisees' hotels share a common trade area with the Company's hotels, the Company may require that it manage the hotels owned by its franchisees in order to coordinate direct sales efforts in the region.

        The Company's franchising program is focused on the sale of single and multi-site franchises and the establishment of development agreements under which the Company grants, in exchange for nominal consideration, the right to obtain franchises to construct and operate Candlewood hotels in an exclusive geographic territory. Pursuant to the Company's development agreements, exclusive rights may be rescinded by the Company if the developer fails to submit franchise applications pursuant to a development schedule. By granting exclusive rights in a territory, the Company must rely on the developer, to the exclusion of the Company or other franchisees, to franchise hotels at such locations as the developer chooses and at such times as specified in the development schedule. The Company is a party to only two development agreements, and development agreements do not obligate the developer to build or open any Candlewood hotels.

        There can be no assurance that the franchised hotels will be opened at the time specified in the agreements, or at all. There can be no assurance that any additional franchise agreements will be signed, either pursuant to development agreements or independently, or that any Candlewood hotels will be opened pursuant to the terms and the times specified in the development agreements, the franchise agreements, or at all. Some franchisees will require financing for the construction of their hotels, and there can be no assurance that financing or guarantees (by Doubletree or otherwise) will be available on terms satisfactory to the franchisee, or at all. Failure to franchise hotels according to the schedules set forth in the development agreements could result in delays in construction in certain territories and have a material adverse effect on the Company's business and results of operations.

FINANCING ACTIVITY

        The Company has arranged with GMAC for financing of up to $300 million for the development of Company-owned and franchised hotels. As part of its financial relationship with the Company, GMAC provides construction loans of up to 70% of the cost of new Candlewood hotels, upon satisfaction of various conditions. Following stabilization, the Company and franchisees are able to convert these construction loans into long-term financing through GMAC. Doubletree has agreed to guarantee certain portions of the loans up to 80% of cost made to the Company or its franchisees and up to a total guaranteed loan amount pursuant to this arrangement. As of December 31, 1997, the amounts loaned to the Company and its franchisees which are guaranteed by Doubletree were $37.1 million and $2.1 million, respectively. Most franchisees will require debt financing for a portion of the cost of the construction of their hotels, and there can be no assurance that financing or guarantees (by Doubletree or otherwise) will be available on terms satisfactory to the franchisee, or at all.

        In order to help finance the continued nationwide development of Company-owned hotels, the Company completed a private placement (the "Private Placement") whereby the Company issued 65,000 shares of its Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), at a price of $1,000 per share, raising net proceeds $61.5 million. The Private Placement was completed in two closings on September 23, 1997 ($25.0 million), and October 3, 1997 ($40.0 million). The purchasers of the Preferred Stock (the "Purchasers") consisted of a group of institutional investors and accredited investors. The Purchasers are entitled to a preferential quarterly dividend equal to 7.5%, payable quarterly beginning on August 31, 1998. The Certificate of Designation provides for conversion of the Preferred Stock into Common Stock of the Company, upon the election of the holders, at a price of $9.50 per share of Common Stock, subject to certain anti-dilution adjustments.

        In order to further finance the Company's development activity, on November 19, 1997 the Company entered into a sale-leaseback arrangement with Hospitality Properties Trust, a Maryland real estate investment trust ("HPT"). Pursuant to the arrangement, the Company agreed to sell a total of 15 Candlewood hotels to HPT for an aggregate purchase price of $100 million. The hotels will be transferred in multiple closings, as individual hotels are completed. On December 24, 1997, the Company completed the sale of five Candlewood hotels. The transfer of all 15 hotels are expected to be completed in the first half of 1998. At the time each Hotel is transferred to HPT, the hotel is leased back to a wholly-owned subsidiary of the Company pursuant to the terms of a long term lease. The initial term of the lease is 14 years with three renewal options of 15 years each. The annual base rent equals $10 million. Percentage rent is equal to 10% of the increases in gross hotel sales over the amount generated in each hotel's second year of operation. As of December 31, 1997, the Company had closed sale-leaseback transactions relating to five of the fifteen hotels with a total sale price of approximately $36.9 million. The Company believes that this and future sale-leaseback transactions will enable to Company to leverage its financial resources and accelerate the roll-out of hotels.

HISTORY OF CANDLEWOOD

        The Company's current business of developing, owning, operating, franchising and managing business hotels focusing on the extended-stay traveler originated in November 1995 with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). The membership interests in Candlewood LLC were owned by Doubletree, JPD Corporation, a Kansas corporation owned by Mr. DeBoer and certain trusts, the beneficiaries of which are certain members of his family, and the Warren D. Fix Family Partnership, a Kansas limited partnership, the general partner and majority owner of which is Mr. Warren Fix, a director and the Executive Vice President and Chief Financial Officer of the Company. The Company was incorporated in the State of Delaware in August 1996 to succeed to the business of Candlewood LLC. In November 1996 the Company completed an initial public offering of its common stock.

THE LODGING INDUSTRY

        The lodging industry revenue and profits have improved in each year since 1991, according to industry sources that the Company believes to be reliable. The industry is estimated to have generated its fourth consecutive year of pre-tax profits in 1997 at a record of approximately $14.3 billion, up 14.4% from pre-tax profits of approximately $12.5 billion in 1996. The industry has achieved increases in revenue per available room ("RevPAR") every year since 1991. According to Smith Travel Research, RevPAR for the industry as a whole grew 3.2%, 5.6%, 6.5%, 6.0%, 7.7% and 5.3% in 1992, 1993, 1994, 1995, 1996 and
1997 respectively, over each of the previous periods.

The Extended-Stay Segment

        The Company believes that the extended stay market is one of the most rapidly growing and underserved segments of the U.S. lodging industry, with demand for extended stay lodging significantly exceeding the current supply of dedicated extended stay rooms. For 1996, industry statistics indicate that there were approximately 164.2 million room nights for paid accommodations of five nights or longer related to non-convention business travel. This indicates potential demand for over 450,000 extended stay lodging rooms on an annual basis. Of the 3.4 million rooms available in the lodging industry in 1996, extended stay hotel chains had only approximately 57,000 rooms. For 1997, there were approximately 3.6 million rooms available in the lodging industry, of which approximately 86,000 rooms were at extended stay hotels chains. Of the 29,000 rooms added at extended stay hotel chains in 1997, approximately 2,142 were constructed by the company.

        The Company believes that the continuing significant demand/supply imbalance and the longer length of stay have allowed occupancy rates for extended stay hotels to significantly exceed occupancy rates in the overall U.S. lodging industry. As shown below, average occupancy rates for extended stay hotel chains have exceeded such rates in the overall U.S.
lodging industry for each of the previous five years.

                      1993           1994           1995           1996           1997

Extended Stay Hotel   79.2%          80.9%          80.3%          78.7%          75.7%
Chains (1)


All U.S. Lodging      63.5           64.8           65.1           65.1           64.5
Industry (2)


        (1) Occupancy rates were provided by Smith Travel Research. Includes Homestead Village(R), Villager Lodge(R), StudioPLUS, Lexington Hotel Suites(R), EXTENDED STAYAMERICA Efficiency Studios, Suburban Lodge, Candlewood, and Sierra Suites.

        (2) Occupancy rates were proved by Smith Travel Research.

        The Company believes the decline in occupancy rates for extended stay hotel chains since 1995 is in part the result of an increase in the proportion of newly-opened hotels, which generally experience lower occupancies during their pre-stabilization period. Available room nights for extended stay hotels increased by 2.8 million in 1996 and 7.2 million in 1997, or 19.1% and 41.6% respectively, to a total of 24.4 million. Occupied room nights for extended stay hotels increased by 1.9 million in 1996 and 4.9 million in 1997, or 16.7% and 36.2% respectively, to a total of 18.5 million, indicating that a significant amount of the new construction has been absorbed.

        As of December 31, 1997, 418 extended stay hotels containing 48,348 rooms, were in the start stage of development according to F.W. Dodge and Cooper & Lybrand LLP. Starts include projects that are within 60 days of ground breaking. The breakdown of room starts by price segment is as follows: upper price of 10,517, mid-price of 13,793, and economy price of 24,038. The overall extended stay room starts and mid-price extended stay room starts represent 21.4% and 6.1%, respectively of the total hotel room starts of 226,308. The Company's hotel room starts are reported to represent 3,713 of the 13,793 mid-price extended stay room starts.

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

PROPRIETARY RIGHTS

        "Candlewood" is a registered service mark of the Company on the principal register of the United States Patent and Trademark Office. The Certificate of Registration was issued on December 24, 1996. Candlewood is also a registered service mark of the Company with the State of Kansas and a trademark application for proposed use for Candlewood has been made in Canada and was filed in November 1996. A notice of allowance was issued by the Canadian Intellectual Property Office on November 6, 1997. The Company has until June 25, 1999 to file a declaration of use on this mark. Your Studio Hotel is a registered service mark of the Company on the supplemental register of the United States Patent and Trademark Office. The Certificate of Registration was issued on November 11, 1997. Registration on the supplemental register does not provide the protection afforded by registration on the principal register but lays a basis for establishing a claim to such rights in the future.

        A service mark application for the Company's Candle Flame/Twin Circle logo has been made with the United States Patent and Trademark Office with a filing date of April 15, 1997. Currently, the mark has been published for opposition on January 13, 1998. Its status is pending. The Company has also filed a service mark application for "Delivering Exceptional Value" on April 15, 1997 with the U.S.

Patent and Trademark Office. This application had been scheduled for registration but was withdrawn from that status by the U.S. Patent and Trademark Office on January 23, 1998. Telephone conversations with the examining attorney indicate that the Official Gazette staff rejected the application on March 18, 1998. Finally, the Company has filed service mark applications for "Cambridge Suites" and "Cambridge Suites by Candlewood" under an intent to use. Both applications were filed May 27, 1997. The examining attorney for these applications has tentatively denied registration of these marks.

        The Company also claims common law rights to the trade name and service marks for various Candlewood products and services. To date, the Company has not filed trademark or service mark applications for any other mark.

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

EMPLOYEES

        As of December 31, 1997, the Company and its subsidiaries employed on a full or part-time basis 361 persons, 264 of whom were employed at the Company's hotels, and 97 of whom were employed in the Company's corporate headquarters. The Company's employees are not subject to any collective bargaining agreements, and management believes that its relationship with its employees is good.

PROPERTIES
        In addition to the properties described above, the Company also maintains its corporate headquarters in Wichita, Kansas. The Company leases its office space on a short-term basis. The Company has expanded out of its present space and is subleasing additional space in a remote location. The Company anticipates signing a lease on a new facility in the first half of 1998 and expects to move into the new location in the first half of 1999. The Company does not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to the Company.

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

        Limited Operating History; Risks of Operations. The Company began operating its first extended-stay hotel in May 1996 and has a limited operating history upon which to evaluate the Company's performance and its claims about the proposed construction, operation, features, rates and demand for Candlewood hotels, among other things. At December 31, 1997, the Company operated twenty-one hotels, fifteen of which opened in the fourth quarter. These hotels have not generated sufficient cash to cover the Company's operating expenses. The Company has incurred losses to date and there can be no assurance that the Company will be profitable in the future. Operation of individual hotels and a chain of multiple hotels is subject to numerous risks including the inability to operate the hotels at expected expense levels, the inability to maintain high occupancy rates or to attract guests for extended stays, liability for accidents and other events occurring at hotel properties and the inability to achieve expected nightly rates. If the Company is unable to efficiently and effectively operate its hotels, the Company's business and results of operations would be materially and adversely effected.

        Future Capital Needs and Risks of Additional Financing. The development of hotels is capital intensive. The Company has arranged with a third party lender to finance up to 70% of the cost of individual Company-developed hotels. The Company has and expects to continue to seek financing of up to 80% of the cost of certain Company-developed hotels utilizing Doubletree's guarantee to facilitate such financing. The use of the Doubletree guarantee reduces the Company's profit opportunity, if any, with respect to certain Company-developed hotels. Funding of the loans for each hotel will be subject to approval of the third party lender on an individual hotel basis, upon satisfaction of various conditions. There can be no assurance that any financing applications submitted by the Company will be approved by the third party lender on a timely basis, or at all, that the Company will be able to utilize the Doubletree guarantee, or that the Company will be able to finance greater than 70% of the cost of any Company-developed hotel with the third party lender. If the applications are not approved or if loans are not funded on a timely basis, the Company may be unable to construct additional Candlewood hotels, may experience delays in its planned development of hotels, and expects that it will be required to seek additional financing. In addition, the Company's ability to meet its debt service obligations will depend upon the future performance of the Company's operations, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. The Company has no current arrangements with respect to, or sources of, additional debt financing. Additionally, no assurance can be given that financing will be available to the Company when needed or upon terms acceptable to the Company. If such capital or financing is unavailable, the Company may not be able to develop further hotels.

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

        Risks Associated with Rapid Growth. The Company's rapid development plans will require the implementation of specialized operational and financial systems and will require additional management, operational and financial resources. For example, the Company will be required to recruit and train property managers and other personnel for each new hotel as well as additional personnel at its headquarters. There can be no assurance that the Company will be able to achieve its planned rate of expansion or manage its expanding operations effectively. If the Company is unable to manage its growth effectively, the Company's business and results of operations could be materially and adversely effected.

        Dependence on Single Type of Lodging Facility and Single Brand. The Company intends exclusively to develop, manage and franchise Candlewood hotels. The Company currently does not intend to develop any lodging facilities other than business hotels focused on extended-stay travelers in the mid-priced segment of the market and does not intend to develop lodging facilities with other franchisors. Accordingly, the Company will be subject to risks inherent in concentrating investments in a single type of lodging facility and a single franchise brand, such as a shift in demand or a reduction in business following adverse publicity related to the brand, which could have a material adverse effect on the Company's business and results of operations. The Company has limited history upon which it can gauge consumer acceptance of its hotels, and there can be no assurance that the Company's hotels will be readily accepted by guests who are looking for extended-stay hotel accommodations. Further, the Company's hotels will compete against other facilities with substantially greater brand recognition.

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

        Seasonality. Based upon the experience of the existing hotels, management expects that occupancy and revenues may be lower than normal during the months of November, December and January due to the holiday season. Because many of the Company's expenses do not fluctuate with occupancy, such declines in occupancy may cause fluctuations or decreases in the Company's quarterly earnings.

        Dependence on Key Personnel. The Company's success depends to a significant extent upon the efforts and abilities of its senior management and key employees, particularly, Mr. Jack P. DeBoer, Chairman of the Board and Chief Executive Officer, and Mr. Warren D. Fix, Executive Vice President and Chief Financial Officer. The loss of the services of either of these individuals could have a material adverse effect upon the Company's business and results of operations.

ITEM 3. LEGAL PROCEEDINGS

        The Company is and from time to time has been party to commercial litigation relating to its business. Candlewood believes that none of these matters is material and intends to defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

        The Company's initial public offering of common stock was effective as of November 5, 1996. The common stock is listed on the Nasdaq National Market under the symbol "CNDL". The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the Nasdaq National market:

1997                                            High             Low
----                                            ----             ---
Fourth Quarter                               $  10 7/8         $  7 5/8
Third Quarter                                   11 1/2            7 3/8
Second Quarter                                  10 1/4            7 7/8
First Quarter                                   13 3/4            8

1996                                            High              Low
----                                            ----              ---
Fourth Quarter*                              $  10 1/8         $  8 1/4

-----------
* Reflective of the period from November 5, 1996 (commencement of the Company's initial public offering) until December 31, 1996.

        The closing sales price of the Company's common stock on March 23, 1998 was $8 1/4. The approximate number of stockholders of record on March 23, 1998 was 78. The approximate number of beneficial stockholders on March 23, 1998 was 689.

        The Company has not paid dividends on its Common Stock. The Preferred Stock accrues cumulative dividends from the Closing Date at a rate of 7.5% of the stated value of the shares ($1,000 per share), payable in cash initially on August 31, 1998, and quarterly thereafter when and if declared by the Board of Directors, in preference to any dividend on the Common Stock. The Company currently does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of dividends for the Common Stock in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. The Company anticipates that future financing, including any lines of credit, may restrict or prohibit the Company's ability to pay dividends. After payment of dividends on the Preferred Stock, the Company intends to retain any future earnings for reinvestment in the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

        The selected consolidated financial data set forth below as of and for the years ended December 31, 1997 and 1996, and the period from October 1, 1995 (inception) to December 31, 1995, have been derived from the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto of the Company.

                                                                                           Period from
                                                                                         October 1, 1995
                                                    Year Ended         Year Ended          (Inception) to
                                                 December 31, 1997   December 31, 1996   December 31, 1995(1)
                                                 -----------------   -----------------   --------------------
STATEMENT OF OPERATIONS DATA:
Hotel operations revenues ......................      $     6,223       $       686       $      --
Hotel operating expenses .......................            4,792               400              --
Corporate operating expenses ...................            2,529             1,637               204
Depreciation and amortization ..................            1,022               249                 5
Interest income ................................            1,216               328              --
Interest expense ...............................             (134)              (81)             --
Net loss .......................................             (817)           (1,353)             (209)
Net loss per share (pro forma 1996 and 1995) (2)            (0.23)            (0.23)            (0.04)
Weighted average shares outstanding (pro forma .        9,025,000         5,764,071         5,175,000
1996 and 1995) (2)


                                               December 31, 1997   December 31, 1996  December 31, 1995
                                               -----------------   -----------------  -----------------
BALANCE SHEET DATA:
Cash and cash equivalents .................            $ 35,355            $ 33,792            $    123
Total assets ..............................             181,807              51,674               1,283
Accounts payable and other accrued expenses              16,040               2,435                  92
Long term debt ............................              63,416              15,457                --
Minority interest .........................                --                  --                     8
Members' equity ...........................                --                  --                 1,183
Stockholders' equity ......................              32,589              33,406                --

--------

(1) Although Candlewood LLC was not formed until November 16, 1995, certain expenses applicable to its business were incurred during the period from October 1, 1995 to November 16, 1995 and were funded by capital contributions of members. Accordingly, the Company's statements of operations have been presented as if the Company's operations began on October 1, 1995.

(2) Pro forma net loss per share is based on (i) the 5,175,000 shares of Common Stock of the Company issued in conjunction with the Reorganization as if such shares had been issued and outstanding for all periods presented, (ii) the 3,850,000 shares of Common Stock of the Company (based on the weighted shares outstanding during the period) issued in conjunction with the Company's initial public offering in November 1996 and (iii) the amount of pro forma net loss as if the Company had operated as a C Corporation for all periods presented. See Notes 2.i and 2.j of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere herein.

OVERVIEW

        The Company began operations in October 1995 to develop, own, operate, manage and franchise Candlewood Suites, hotels designed for business travelers and focusing on extended-stay guests. The Company's first Candlewood hotel was completed in May 1996. Two additional hotels opened in the first quarter of 1997, and by the end of 1997, the Company operated 21 hotels located in 16 different states. As of December 31, 1997, the Company was constructing 22 additional Company-owned hotels and was performing market-feasibility due diligence with respect to an additional 34 potential hotel sites.

        The Company was incorporated in August 1996 to succeed to the business of Candlewood Hotel Company, L.L.C., a Delaware limited liability Company ("Candlewood LLC"). Candlewood LLC was formed in November 1995. Candlewood LLC began construction of its first Candlewood hotel in Wichita, Kansas in the fourth quarter of 1995, and construction was completed and the hotel opened in May 1996. The financial information in this section includes the financial information of Candlewood LLC where applicable.

        The following is a summary of the Company's development status as of December 31, 1997.

                                               PROPERTIES               ROOMS
                                               ----------               -----
Owned and operated                                 16                   1,691
Operated under long-term leases                     5                     558
Under Construction                                 22                   2,600
Sites Under Contract                               34                   4,416
                                               ----------               -----
        TOTAL                                      77                   9,265


        The Company expects to complete the construction of the facilities under construction at December 31, 1997 at various times during 1998 and to commence construction of the majority of the sites that were under option at December 31, 1997 at various dates in 1998. There can be no assurance, however, that the Company will acquire the sites under option or complete construction within the anticipated time periods. The Company's ability to complete development of sites under construction and under option may be materially impacted by various factors including zoning, permitting, and environmental issues, as well as weather-induced construction delays.

        In addition to the construction of Company-owned Candlewood hotels, the Company had entered into a total of 10 franchise agreements as of December 31, 1997. As of December 31, 1997, 3 franchised hotels were open and six were under construction. The Company is also a party to two development agreements which collectively grant 19 options to construct and operate two Candlewood hotels in 1997, five Candlewood hotels in 1998, six Candlewood hotels in 1999, and six Candlewood hotels in 2000 in

11 areas. Development agreements do not obligate the developer to build or open any Candlewood hotels; however, such agreements allow the Company to terminate the developer's exclusive territorial rights if the developer fails to submit franchise applications pursuant to a development schedule. There can be no assurance that any Candlewood hotels will be opened pursuant to the terms and at the times specified in the development agreements, the franchise agreements, or at all.

SIGNIFICANT EVENTS

        In October of 1997, the Company completed a $65 million private placement of 65,000 shares of Series A Preferred Stock at an offering price of $1,000 per share. The net proceeds to the Company, after deducting commissions and expenses of $3.5 million, were $61.5 million. The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and quarterly, including up to the date of conversion, thereafter when and if declared by the board of directors. The Preferred Stock will have the right to convert, at the option of the holder, at any time, into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At August 31, 2004, the Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

        In November, 1997, the Company entered into an agreement with Hospitality Properties Trust to sell 15 hotels for a total purchase price of $100 million. Concurrently, the Company agreed to lease back the hotels under noncancelable operating leases. The Company completed the sale and related lease back of five of the hotels in December, 1997, and is scheduled to complete the transaction in the first half of 1998. Total sales proceeds from the five hotels sold were $35.9 million. A deferred gain on the sale of $6.8 million was recorded at December 31, 1997 and will be amortized to income over the lease term.

RESULTS OF OPERATIONS

        Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

        Hotel Operations

        The following is a summary of the properties operated during the specified periods and the related average occupancy rates and daily room rates:

         Year Ended December 31, 1997                     Year Ended December 31, 1996
         ----------------------------                     ----------------------------
                    Average         Average                         Average         Average
  Facilities     Occupancy Rate      Daily         Facilities    Occupancy Rate      Daily
     Open            Rate          Room Rate          Open           Rate          Room Rate
     ----            -----         ---------          ----           -----         ---------
      21             52.1%           $51.31            1              56%            $47.71

        Average occupancy rates are determined by dividing the rooms occupied on a daily basis by the total number of rooms. Due to the Company's rapid expansion, its overall average occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly-opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of that period decreases. A total of 20 properties commenced operations in 1997 compared to one property which was opened in 1996. Average daily room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period. The Company believes that the average daily room rates vary due primarily to (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher rates for the Company's one-bedroom suites, and (iii) higher rates in certain hotel locations. Future occupancy and room rates may be impacted by a number of factors, including the number and geographic location of new facilities as well as the season in which such facilities commence operations. There can be no assurance that the foregoing occupancy and room rates can be maintained.

        As of December 31, 1997, the Company owned and operated 21 Candlewood hotels. As of December 31, 1996, the Company owned and operated one Candlewood hotel in Wichita, Kansas, which opened on May 5, 1996. The following table presents summary financial information for the Company's 22 hotels for the period ending December 31, 1997 and, for the Wichita, Kansas hotel for the period from May 5, 1996 to December 31, 1996. The results of operations for this period are not necessarily indicative of the future results of operations of Company-owned hotels.

                                                                May 5, 1996
                                                            (Commencement of
                                       January 1, 1997       Operations) to
                                    to December 31, 1997    December 31, 1996
                                    --------------------    -----------------
Hotel operating revenue .....            $6,223,000            $  686,000
Other revenue ...............               221,000                  --
Hotel operating expenses ....             4,792,000               400,000
Depreciation and amortization             1,022,000               180,000

        Hotel operating revenue for the year ending December 31, 1997, compared to the period from May 5, 1996 to December 31, 1996, was $6,223,000 and $686,000, respectively. Hotel operating revenue consists of room revenue, guest telephone, vending, and pay-per-view movie rental. During the same periods, the length of stay averaged approximately 15 and 13 days, respectively. Other revenue for the year ending December 31, 1997 was $221,000 compared to $0 for the period from May 5, 1996 to December 31, 1996. Other revenue consists of development and royalty fees from franchisees. The increase in room revenue and other revenue from 1996 to 1997 was primarily due to the increase in the number of hotels open and operating. Revenue per available room (RevPAR) was $26.74 for the period ended December 31, 1997, and $26.77 for the period ended December 31, 1996.

        Hotel operating expenses consisted of all expenses directly applicable to the operation of the hotel and includes an allocation of corporate operating expenses. The largest portion of hotel operating expenses was salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items, and similar expenses. Hotel operating expenses for the year ended December 31, 1997 and the period from May 5, 1996 to December 31, 1996, totaled $4,792,000 and $400,000, respectively. The increase in hotel operating expenses was primarily attributable to the increase in number of hotels open and operating. The increase in property operating expenses as a percentage of total revenue for 1997 as compared to 1996 is primarily a result of lower occupancies and revenue during the pre-stabilization period for the 20 properties that were opened during 1997. As a result of the foregoing, the Company realized operating margins in 1997 and the period from May 5, 1996 to December 31, 1996 of 23% and 42%, respectively.

        Depreciation and amortization expenses for the year ended December 31, 1997 and the period from May 5, 1996 to December 31, 1996, were $1,022,000 and $180,000, respectively. The increase in depreciation and amortization for 1997 as compared to 1996 is the result of the full year of operation in 1997 of the Wichita property opened in 1996 and the partial periods of operation in 1997 for the 20 properties opened in 1997. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of opening expenses, which are amortized over no more than the first 12 months of operations. For the period from May 5, 1996 to December 31, 1996, depreciation and amortization expense reflects amounts for the pro-rata portion of a full year.

        The Company recognized total revenue for 1997 and the period from May 5, 1996 to December 31, 1996 of $35.6 million and $686,000, respectively, an increase of $34.9 million. Approximately $5.9 million of the increased revenue was attributable to hotel operations, and approximately $29 million was attributable to the proceeds from the sale-leaseback transaction.

        Corporate Operations

        Corporate operating expenses included all expenses not directly related to the development or operation of specific hotels. Such expenses, which totaled approximately $2.5 million for the year ended December 31, 1997 and $1.7 million for the period from May 5, 1996 to December 31, 1996, were related principally to salaries, wages and fringe benefits. The increase in corporate operating expenses for 1997 as compared to 1996 reflects the impact of additional personnel and related expenses in connection with the Company's increased level of activity. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, telephone, utilities, advertising and professional fees and similar expenses.

        The Company earned $1.2 million and $328,000 of interest income for the year ended December 31, 1997 and the period from May 5, 1996 to December 31, 1996, respectively, which was related principally to short-term investment (generally less than three months) of excess funds, including the proceeds from the Company's initial public offering of Common Stock, its offering of Preferred Stock and the sale-leaseback transaction.

        Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

        Hotel Operations - Wichita Hotel

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


                                                                                 May 5, 1996
                                                                                (Commencement
                                                                                     of
                                                                               Operations) to
                                                                              December 31, 1996
                                                                              -----------------
Hotel operating revenue......................................................  $    686,000
Other revenue................................................................             0
Hotel operating expenses.....................................................       400,000
Depreciation and amortization................................................       180,000

        Hotel operating revenue for the period from May 5, 1996 to December 31, 1996, was $686,000. The average occupancy rate for the same period was 56%. Occupancy rates are determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available at the facility. During the same period, the length of stay averaged approximately 13 days and the average daily room rate was $47.71. The Company believes that the average daily room rate was favorably affected by stays that were shorter than six days, as these shorter stays commanded a slightly higher rate. Other revenue for the hotel consists of guest telephone, vending and pay-per-view movie revenues. Revenue per available room (RevPAR) was $26.77 for the period ended December 31, 1996.

        Hotel operating expenses for the period from May 5, 1996 to December 31, 1996, totaled $400,000. Hotel operating expenses consists of all expenses directly applicable to the operation of the hotel and includes an allocation of corporate operating expenses. The largest portion of hotel operating expenses was salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as electricity, gas and other utilities, property taxes, insurance, cleaning supplies, promotional materials, maintenance items, and similar expenses.

        Depreciation and amortization expense for the period from May 5, 1996 to December 31, 1996, was $249,000. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of opening expenses, which are amortized over no more than the first 12 months of operations. For the period from May 5, 1996 to December 31, 1996, depreciation expense reflects amounts for the pro-rata portion of a full year.

        Corporate Operations

        Corporate operating expenses included all expenses not directly related to the development or operation of specific hotels. Such expenses, which totaled approximately $1.7 million for the year ended December 31, 1996, were related principally to salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, telephone, utilities, advertising, professional fees and similar expenses.

        Depreciation and amortization for the year ended December 31, 1996 totaled $69,000 and related to the furniture, equipment and intangible assets of the corporate office. Depreciation was calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expenses for intangible assets is computed using the straight-line method over the life of the corresponding asset.

        The Company earned $328,000 of interest income for the year ended December 31, 1996 which related principally to short-term investment of excess funds, including the proceeds from the Company's initial public offering of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $35.4 million and $33.8 million as of December 31, 1997 and December 31, 1996, respectively. During the years ended December 31, 1997, and December 31, 1996, cash used in operating activities totaled $418,000 and $411,000, respectively. The net loss during the years 1997 and 1996 was approximately $817,000 and $1.4 million, respectively, with the change resulting primarily from the increase in revenue associated with hotels in operation. Increases in deposits, accounts receivable, capitalized opening costs and other assets also resulted in the use of cash for operating activities during the periods. These uses were offset by increases in accounts payable and other accrued expenses, other liabilities and by expenses not requiring the use of cash.

        Cash used by investing activities for the year ended December 31, 1997 and the year ended December 31, 1996 totaled approximately $144.1 million and $14.9 million, respectively. The Company's expenditures for property and equipment in connection with completed hotels, the construction of new hotels, and the costs of hotels sold pursuant to the sale leaseback agreements, totaled approximately $139.5 million and $13.6 million, respectively. Increases in acquisition costs and the purchase of intangible assets also resulted in the use of cash in investing activities, during these periods.

        During the year ended December 31, 1997, the primary sources of cash were the net proceeds from the Company's sale of Preferred Stock, which totaled approximately $61.5 million and loan proceeds totaling $63.3 million. The loan proceeds were offset by $15.3 million of debt repayments primarily related to the sale leaseback hotels. Proceeds from the sale of hotels under the sale leaseback agreements generated $35.9 million of cash during 1997.

        To date, the Company's material commitments for capital expenditures have consisted exclusively of amounts committed in connection with the development and construction of Candlewood hotels. At December 31, 1997, the Company had material commitments for capital expenditures of approximately $121 million related to the twenty-two hotels under construction.

        Before the closing of the initial public offering of the Company's common stock, the Company's operations were financed primarily through capital provided by Doubletree. In connection with the Company's reorganization, Doubletree agreed to convert its capital commitments to the Company into a five year, $15.0 million subordinated credit facility. As of December 31, 1997, $15.0 million was outstanding under the credit facility and bore interest at rates ranging from 7.0% to 15.0%.

        The Company has arranged with GMAC for financing of up to $300 million for the development of Company-owned and franchised hotels. As part of its financial relationship with the Company, GMAC provides construction loans of up to 70% of the cost of new Candlewood hotels, upon satisfaction of various conditions. Following stabilization, the Company and franchisees are able to convert these construction loans into long-term financing through GMAC. Doubletree has agreed to guarantee certain portions of the loans up to 80% of cost made to the Company or its franchisees pursuant to this arrangement.

        In order to fully utilize the Company's financial resources and accelerate the roll-out of hotels, the Company has consummated its first sale-leaseback transaction in the amount of $100 million with Hospitality Properties Trust. This and future sale-leaseback transactions will enable the Company to operate, as lessee, on a long-term basis hotels which it has or will develop and/or hotels which would be developed by third parties pursuant to development agreements. The provisions of the transaction allows the Company to retain a portion of improved hotel economics. The Company's deferred gain on the sale of hotels in 1997 was $6.8 million.

        The Company's anticipated sources of liquidity on a long-term basis include cash flow from completed Candlewood hotels, secured and unsecured borrowings, sale/leaseback arrangements and the issuance of debt or equity securities.

        The Company believes that a combination of its cash and cash equivalents and cash from operations, together with its subordinated credit facility and construction loan guarantees from Doubletree, and third party lenders (if approved on an individual basis) and additional sources of liquidity will be sufficient to provide capital for development and operations into the third quarter of 1998. There can be no assurance that changes will not occur that will require the Company to seek additional capital or financing at an earlier date. The Company has no current arrangements with respect to, or sources of, such additional financing, and there can be no assurance that additional financing will be available when needed or upon terms acceptable to the Company.

IMPACT OF THE YEAR 2000 ISSUE

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on its recent assessment, management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999, or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is in the process of contacting its suppliers, lenders, and service providers regarding their need to make any software modifications or replacements. The Company is not able to determine, however, whether their failure to make such software corrections will have an effect on the Company's operations or financial condition.



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain forward-looking statements, including without limitation statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: adverse changes in national or local economic conditions, competition from other lodging properties, changes in real property tax rates and in the availability, cost and terms of financing, the ongoing need for capital improvements, changes in operating expenses, natural disasters (which may result in uninsured losses), adverse changes in zoning laws, and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including without limitation under the captions "Certain Business Considerations," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business and Properties." Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is filed as a separate part of this Report (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        (a) (i) As of October 20, 1997, the Board of Directors of the Company dismissed KPMG Peat Marwick LLP ("KPMG") as the Company's independent accountants, effective upon the completion of their timely quarterly review of the Company's interim financial statements dated September 30, 1997, and appointed Ernst & Young LLP ("E&Y") as the Company's independent accountants.

               (ii) The reports of KPMG on the Company's consolidated financial statements for the period from October 1, 1995 (date of inception) to December 31, 1995 and for the fiscal year ended December 31, 1996, contained no adverse opinion or disclaimer of opinion, and neither report was qualified or modified as to uncertainty, audit scope or accounting principles.

               (iii) The decision to change independent accountants was recommended by the Company's Audit Committee, and approved by the Board of Directors at the Board's meeting on October 20, 1997.

               (iv) During the two most recent fiscal years (or portions thereof) and through the date of this report, the Company has had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG would have caused KPMG to make reference thereto in their report on the consolidated financial statement of the Company for such periods.

               (v) The Company requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter dated October 27, 1997 was filed as exhibit 16 to the Company's report on Form 8-K filed on October 27, 1997.

        (b) The Company engaged E&Y as its new independent accountants effective October 20, 1997. During the period from October 1, 1995 (date of inception) to December 31, 1995 and for the fiscal year ended December 31, 1996 and through their engagement, the Company has not consulted with E&Y regarding the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company's financial statements; any accounting, auditing or financial reporting issue; or any item that was either the subject of a disagreement or a reportable event as defined in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1 Election of Directors" and under the caption "Executive Officers of the Company" of the registrant's definitive Proxy statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 13, 1998.

ITEM 11.       EXECUTIVE COMPENSATION

        There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 13, 1998.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the registrant's definitive Proxy statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 13, 1998.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 13, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    Financial Statements

               1. The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Reports are filed as part of this Report (see page F-1).

               2. Financial Statement Schedules. See page F-1.

               3. Exhibits.

        The list of exhibits contained in the Index to Exhibits is filed as part of this Report (see page E-1).

        (b)    Reports on Form 8-K

               1. Report on Form 8-K, Other Events (reporting the sale of Series A Preferred Stock), filed on October 8, 1997.

               2. Report on Form 8-K, Change in Registrant's Certifying Accountant, filed on October 27, 1997;

               3. Report on Form 8-K, Acquisition or Disposition of Assets (reporting Sale-Leaseback Transaction), filed on January 7, 1998.

               4. Report on Form 8-K/A, Acquisition or Disposition of Assets (amending Form 8-K filed on January 7, 1998), filed on March 6, 1998.

                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 23, 1998                       CANDLEWOOD HOTEL COMPANY, INC.



                                            By:    /s/ Jack P. DeBoer
                                                   -----------------------------
                                                   Jack P. DeBoer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                 Title                    Date Signed
        ---------                                 -----                    -----------

/s/ Jack P. DeBoer                        Chief Executive Officer        March 23, 1997
--------------------------------------    and Director (Principal
            Jack P. DeBoer                Executive Officer)


/s/ Warren D. Fix                         Executive Vice President,      March 20, 1997
--------------------------------------    Chief Financial Officer
             Warren D. Fix                and Secretary (Principal
                                          Financial and Accounting
                                          Officer)


/s/ James E. Roos                         President and Chief            March 20, 1997
--------------------------------------    Operating Officer
             James E. Roos

/s/ Gary E. Costley                       Director                       March 24, 1997
--------------------------------------
            Gary E. Costley

/s/ Robert J. Cresci                      Director                       March 20, 1997
--------------------------------------
           Robert J. Cresci

/s/ Richard J. Ferris                     Director                       March 25, 1997
--------------------------------------
           Richard J. Ferris

/s/ Robert S. Morris                      Director                       March 20, 1997
--------------------------------------
           Robert S. Morris

/s/ William L. Perocchi                   Director                       March 25, 1997
--------------------------------------
          William L. Perocchi

/s/ Frank J. Pados                        Director                       March 23, 1997
--------------------------------------
            Frank J. Pados

/s/ Tony M. Salazar                       Director                       March 24, 1997
--------------------------------------
            Tony M. Salazar

                                  EXHIBIT INDEX
Exhibit
   No.                                         Description
   ---                                         -----------
   3.1     Restated Certificate of Incorporation of the Company. (1)

   3.2     Bylaws of the Company. (1)

   3.3 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (3)

   4.1     Specimen Certificate of Common Stock. (1)

   4.2     Stockholders Agreements, dated as of September 22, 1997. (3)

  10.1     Form of Indemnification Agreement for Executive Officers and
           Directors. (5)

  10.2     1996 Equity Participation Plan and Form of Stock Option Agreements.
           (5)

  10.3 Employment Agreement between the Company and Jack P. DeBoer dated as of September 1, 1996. (1)

  10.4 Credit Facility Agreement between the Company and Doubletree Corporation dated as of November 11, 1996. (2)

  10.5 Subordinated Promissory Note from the Company to Doubletree Corporation dated as of November 11, 1996. (2)

  10.6 Employment Agreement between the Company and James Roos dated as of June 2, 1997. (4)

  10.7 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (3)

  10.8     Registration Rights Agreement dated as of September 22, 1997. (3)

  10.9 Purchase and Sale Agreement, dated as of November 19, 1997, by and among the Company and certain of its affiliates, as sellers, and HPT, as purchaser. (6)

  10.10 Agreement to Lease, dated as of November 19, 1997, by and between the Company and HPT. (6)

  10.11 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (6)

  10.12 Guaranty Agreement, dated as of December 24, 1997, by the Company for the benefit of HPTCW and HPT. (6)

  10.13 Stock Pledge Agreement, dated as of December 24, 1997, by the Company for the benefit of HPTCW. (6)

  10.14    Letter Offer from the Company to James E. Roos dated June 2,1997.

  11.1     Statement re Computation of Per Share Earnings -- not applicable.

  27.1     Financial Data Schedule.

----------
(1) Incorporated by reference pursuant to Rule 12b-32 from the Company's Registration Statement on Form S-1 (Registration No. 333-12021).

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 8, 1997.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed January 7, 1998.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS*

Reports of Independent Auditors (Ernst & Young LLP)....................................    F-2
Reports of Independent Auditors (KPMG Peat Marwick LLP)................................    F-3
Consolidated Balance Sheets at December 31, 1997 and 1996..............................    F-4
Consolidated Statements of Operations for the Years Ended December 31, 1997
   and 1996, and the Period from October 1, 1995 (Inception) to
   December 31, 1995...................................................................    F-5
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1997 and 1996, and the Period from October 1, 1995
   (Inception) to December 31, 1995....................................................    F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997
   and 1996, and the Period from October 1, 1995 (Inception)
   to December 31, 1995................................................................    F-7
Notes to Consolidated Financial Statements.............................................    F-8
Schedule III - Real Estate and Accumulated Depreciation................................    S-1


* Certain schedules have been omitted as they are not applicable to the Company or the information is contained in the consolidated financial statements or notes thereto.

                          [ERNST & YOUNG LLP LETTERHEAD]

                          Report of Independent Auditors

To the Board of Directors of
Candlewood Hotel Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the related financial statement schedule listed in the accompanying index for the year ended December 31, 1997. These financial statements and schedule are the responsibility of the management of Candlewood Hotel Company, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information to be included therein.


                                                   /s/ ERNST & YOUNG LLP


Chicago, Illinois
February 14, 1997

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Candlewood Hotel Company, Inc.:

We have audited the accompanying consolidated balance sheet of Candlewood Hotel Company, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and the period from October 1, 1995 (date of inception) to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candlewood Hotel Company, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996 and the period from October 1, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.


                                                   /s/ KPMG PEAT MARWICK LLP
                                                   KMPG Peat Marwick LLP

Wichita, Kansas
February 21, 1997

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

------------------------------------------------------------------------------------------
December 31,                                                      1997              1996
                                                               ---------         ---------
ASSETS
Investment in hotels completed and under construction:
     Hotels completed                                          $  77,881         $   4,228
     Hotels under construction                                    48,289            11,554
     Other costs                                                   7,973             1,632
                                                               ---------         ---------
                                                                 134,143            17,414
     Accumulated depreciation and amortization                    (1,228)             (230)
                                                               ---------         ---------
     Net investment in hotels                                    132,915            17,184

Cash and cash equivalents (including $1,510 and $294 of
       restricted cash, respectively)                             35,355            33,792
Deposits                                                           8,594                 -
Accounts and other receivables                                     3,266               143
Other assets                                                       1,677               555
                                                               ---------         ---------

           Total assets                                        $ 181,807         $  51,674
                                                               =========         =========



LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                    $  63,416         $  15,457
Accounts payable and other accrued expenses                       16,040             2,435
Deferred gain on sale of hotels                                    6,807                 -
Other liabilities                                                  1,494               376
                                                               ---------         ---------
           Total liabilities                                      87,757            18,268

Redeemable, convertible preferred stock (Series "A"),
       $1,000 par value, 65,000 shares authorized
       and outstanding, net of offering costs                     61,461                 -

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued
     Common stock, $.01 par value, 100,000,000 shares
        authorized 9,025,000 issued and outstanding                   90                90
     Additional paid-in capital                                   35,270            35,270
     Accumulated deficit                                          (2,771)           (1,954)
                                                               ---------         ---------
           Total stockholders' equity                             32,589            33,406
                                                               ---------         ---------

           Total liabilities and stockholders' equity          $ 181,807         $  51,674
                                                               =========         =========

------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Years Ended December 31, 1997 and 1996 and the Period
             from October 1, 1995 (Inception) to December 31, 1995
                (in thousands, except share and per share data)

----------------------------------------------------------------------------------------------------------
                                                           1997                1996               1995
                                                       -----------         -----------         -----------

REVENUES:
Hotel operations                                       $     6,223         $       686         $
Other income                                                   221                   -                   -
                                                       -----------         -----------         -----------
    Total hotel operating revenues                           6,444                 686                   -
                                                       -----------         -----------         -----------
Proceeds from sale of hotels, net of deferred
     gain of $6,807                                         29,134                   -                   -
                                                       -----------         -----------         -----------
    Total Revenues                                          35,578                 686                   -
                                                       -----------         -----------         -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                     4,792                 400                   -
Corporate operating expenses                                 2,529               1,637                 204
Depreciation and amortization                                1,022                 249                   5
                                                       -----------         -----------         -----------
    Total operating costs and expenses                       8,343               2,286                 209
Cost of hotels sold                                         29,134                   -                   -
                                                       -----------         -----------         -----------
                                                            (1,899)             (1,600)               (209)

Interest income                                              1,216                 328                   -
Interest expense                                              (134)                (81)                  -
                                                       -----------         -----------         -----------
    Net loss                                                  (817)             (1,353)               (209)

Preferred stock dividends unpaid at
     December 31, 1997                                      (1,248)                  -                   -
                                                       -----------         -----------         -----------
    Net loss available to common stockholders          $    (2,065)        $    (1,353)        $      (209)
                                                       ===========         ===========         ===========

Net loss per share of common stock - basic and
     diluted                                           $     (0.23)        $     (0.23)        $     (0.04)
                                                       ===========         ===========         ===========

Weighted average shares outstanding - basic and
     diluted                                             9,025,000           5,764,071           5,175,000
                                                       ===========         ===========         ===========

----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          For the Years Ended December 31, 1997 and 1996 and the Period
              from October 1, 1995 (Inception) to December 31, 1995
                                 (in thousands)

-----------------------------------------------------------------------------------------------------
                                     Total                   Additional                   Total
                                    Member's      Common        Paid-in    Accumulated  Stockholders'
                                     Equity        Stock        Capital      Deficit       Equity
                                    --------      --------     --------     --------      --------
Balance at October 1, 1995
     (Inception)                    $   --        $   --       $   --       $   --        $   --
Capital Contribution                   1,392          --           --           --           1,392
Net loss                                (209)         --           --           --            (209)
                                    --------      --------     --------     --------      --------

Balance at December 31, 1995           1,183          --           --           --           1,183

Members' capital contributions        10,981          --           --           --          10,981
Distribution to Member               (11,973)         --           --           (392)      (12,365)
Issuance of common stock, net
     of offering costs                  --              39       34,921         --          34,960
Exchange of members'
     interests for common stock         (191)           51          349         (209)         --
Net Loss                                --            --           --         (1,353)       (1,353)
                                    --------      --------     --------     --------      --------

Balance at December 31, 1996            --              90       35,270       (1,954)       33,406

Net Loss                                --            --           --           (817)         (817)
                                    --------      --------     --------     --------      --------

Balance at December 31, 1997        $   --        $     90     $ 35,270     $ (2,771)     $ 32,589
                                    ========      ========     ========     ========      ========

-----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Years Ended December 31, 1997 and 1996 and the Period
              from October 1, 1995 (Inception) to December 31, 1995
                                 (in thousands)

----------------------------------------------------------------------------------------------
                                                        1997            1996          1995
                                                       ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $    (817)     $  (1,353)     $    (209)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                          1,022            249              5
    Change in:
      Deposits                                            (8,594)          --             --
      Accounts receivable                                 (3,123)          (140)            (3)
      Opening costs                                       (1,798)          (235)          --
      Other assets                                        (1,135)          (301)           (31)
      Accounts payable and other accrued expenses         13,605            993             92
      Other liabilities                                      422            376           --
                                                       ---------      ---------      ---------
        Net cash used in operating activities               (418)          (411)          (146)
                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under
     construction                                       (139,521)       (13,552)          (881)
Increase in acquisition costs                             (4,544)        (1,391)            (6)
Purchase of intangible assets                                (10)            (3)           (44)
                                                       ---------      ---------      ---------
        Cash used in investing activities               (144,075)       (14,946)          (931)
                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock             61,461           --             --
Proceeds from mortgages and notes payable                 63,286         15,458           --
Proceeds from sale of hotels                              35,940           --             --
Payments on mortgages and notes payable                  (15,327)          --             --
Capital leases                                               696           --             --
Net proceeds from issuance of common stock                  --           34,960           --
Distribution to member                                      --          (12,365)          --
Members' capital contributions                              --           10,981          1,192
Minority interest                                           --               (8)             8
                                                       ---------      ---------      ---------
        Net cash provided by financing activities        146,056         49,026          1,200
                                                       ---------      ---------      ---------

Net increase in cash and cash equivalents                  1,563         33,669            123
Cash and cash equivalents at beginning of period          33,792            123           --
                                                       ---------      ---------      ---------
0Cash and cash equivalents at end of period            $  35,355      $  33,792      $     123
                                                       =========      =========      =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest               $   3,335      $      31      $    --
                                                       =========      =========      =========
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION

    A.  DESCRIPTION OF BUSINESS

    Candlewood Hotel Company, Inc. (the "Company") develops, constructs, owns, operates, manages and franchises a nationwide hotel chain under the name Candlewood Hotel. The hotels are designed to serve extended-stay, value oriented guests with high quality, fully equipped studio units. The first hotel commenced operations on May 5, 1996, and as of December 31, 1997, the Company had a portfolio of 24 properties ("Hotels"), of which 21 were managed by the Company and three were franchised and operated by third parties. Of the Company managed Hotels, sixteen are wholly-owned and five are leased from a third party. The Company also had a total of 22 Company-owned Hotels under construction at year-end.

    B.   ORGANIZATION

    Candlewood Hotel Company, Inc. was incorporated in August 1996 to succeed to the business of Candlewood Hotel Company, LLC, a Delaware limited liability company ("Candlewood LLC"), in anticipation of an initial public offering of 3,850,000 shares of the Company's common stock, $.01 par value per share. Candlewood LLC was formed in November 1995 to develop, own, operate and franchise Candlewood extended-stay Hotels designed particularly for the business traveler. Candlewood LLC began construction of its first Candlewood hotel in Wichita, Kansas in the fourth quarter of 1995, and construction was completed and the hotel opened for operations in May 1996.

    On November 8, 1996, the Company completed an initial public offering of 3,850,000 shares of common stock at an initial public offering price of $10.00 per share (the "Offering"). The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and expenses of the Offering, were approximately $35.0 million. These proceeds were used to fund the national expansion of the Company through the development of Company-owned and operated Candlewood Hotels.

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

    Immediately prior to the Offering, Doubletree and the Fix Partnership contributed to the Company all of their outstanding membership interests in Candlewood LLC and certain minority interests which they held in the subsidiary LLCs, which owned the initially contributed properties ("Subsidiary LLCs"). At the same time, Mr. DeBoer and the DeBoer Trusts contributed to the Company 100% of the stock of JPD Corporation, the assets of which were substantially comprised of its membership interest in Candlewood LLC and the Subsidiary LLCs. In consideration of such transfer, Doubletree and the Fix Partnership were each issued shares of the Company's common stock in proportion to their ownership interests in Candlewood LLC immediately prior to such transfer, and Mr. DeBoer and the DeBoer Trusts, collectively, were issued shares of the Company's common stock in proportion to JPD Corporation's ownership interest in Candlewood LLC immediately prior to such transfer. As a result, the ownership of the common stock of the Company by Doubletree, the Fix Partnership and the shareholders of JPD Corporation, totaling 5,175,000 shares immediately prior to the Offering, was in the same proportion as their ownership of membership interests in Candlewood LLC immediately prior to the reorganization of the Company.

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

    In October of 1997, the Company completed a $65.0 million private placement of 65,000 shares of Series "A" Preferred Stock at an offering price of $1,000 per share (the "Stated Value"). The net proceeds to the Company were approximately $61.5 after deducting commissions and expenses. The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum. The Preferred Stock is convertible into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. The Preferred Stock is subject to a mandatory redemption clause at August 31, 2004.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the above-discussed 1996 organization, and various wholly-owned LLCs which own certain Hotels. All significant intercompany balances and transactions have been eliminated in consolidation.

    B.  INVESTMENT IN HOTELS COMPLETED AND UNDER CONSTRUCTION

    HOTELS COMPLETED
    Hotels completed are stated at cost and include the related furniture, fixtures and equipment. Once the Hotels are completed, depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Maintenance and repairs are charged to operations as incurred.

    HOTELS UNDER CONSTRUCTION
    Hotels under construction represents costs incurred in the acquisition and development of Hotels. Such costs include land acquisition costs, construction costs, capitalized interest and construction overhead. Interest costs for the construction of Hotels are capitalized. Upon completion, the costs of construction, including any capitalized costs, are transferred to Hotels completed and depreciated over the asset's useful life.

    OTHER COSTS
    Other costs include opening and acquisition costs. Opening costs are costs incurred prior to the opening of a hotel and are related to the hiring and training of hotel personnel, such as compensation, travel and relocation. Such costs are capitalized and amortized, commencing on the date a property is opened, over the shorter of the estimated period of benefit or twelve months.

    Acquisition costs are costs related to the acquisition of property sites. These costs are added to the costs of the Hotels under construction when the site is acquired and construction at the Hotel begins. Costs associated with a particular site are expensed to operations when the Company determines it will no longer pursue the site.

    C.  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid assets with a maturity of three months or less when purchased to be cash equivalents.

    D.  RESTRICTED CASH

    Restricted cash represents cash that, under the terms of certain letters of credit, has been set aside for pending land acquisitions. These funds are applied as payments upon the closing of escrow of related acquisitions.

    E.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    F.  INTANGIBLE ASSETS

    Pursuant to the terms of the Limited Liability Company Agreement of Candlewood LLC, JPD Corporation contributed the ownership rights, title and interest in the Candlewood Hotel name and logo and certain other intangibles to the Company in 1996 at the agreed-upon value of $200,000. Such amount is included in intangible assets and is being amortized using the straight-line method over a period of twenty years. Intangible assets also include certain other organization costs which are being amortized using the straight-line method over a period of five years.

    G.  REVENUE RECOGNITION

    Room revenue and other revenue are recognized when earned. Recognition of franchise fee revenue, included in other income, is deferred until all material services or conditions relating to the respective franchise have been substantially performed or satisfied by the Company.

    The Company's sales of hotels are accompanied by a leaseback of the facilities under operating lease arrangements. Such sales are recognized when the title passes to the buyer, generally upon the receipt of proceeds. Related profit is deferred due to required support obligations under the operating lease agreements until operations meet stipulated levels. At such time, the deferred gain is recognized in earnings over the remaining lease term.

    H.  INCOME TAXES

    The Company is taxed as a corporation as defined in subchapter "C" under the Internal Revenue Code for federal and state income tax purposes and accounts for any temporary differences under the asset and liability method.

    I.  PRO FORMA PER SHARE INFORMATION

    Pro forma net loss per share information is presented as if (i) the Company had operated as a taxable entity (C Corporation) for the period from October 1, 1995 (inception) to December 31, 1995 and for the entire year ended December 31, 1996 and (ii) the organization as described in Note 1 had been effective as of October 1, 1995 and the shares of common stock issued in conjunction with the organization had been issued and outstanding for all periods presented.

    J.  EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

    K.  STOCK-BASED COMPENSATION

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

    L.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

    M.  RECLASSIFICATIONS

    Certain reclassifications of prior period amounts have been made to conform with the current period presentation. Such reclassifications have no effect on the operations or equity as originally presented.

3.      INVESTMENT IN HOTELS COMPLETED AND UNDER CONSTRUCTION

Investment in Hotels consist of the following:

--------------------------------------------------------------------------------
(In thousands)                                1997            1996
                                            --------        --------

Hotels completed:
   Land                                     $ 15,753        $    267
   Buildings and improvements                 45,871           2,956
   Furniture, fixtures and equipment          16,257           1,005
                                            --------        --------
                                              77,881           4,228
Hotels under construction                     48,289          11,554
Other costs                                    7,973           1,632
                                            --------        --------
                                             134,143          17,414
Less accumulated depreciation                  1,228             230
                                            $132,915        $ 17,184
                                            ========        ========
--------------------------------------------------------------------------------

Approximately $44,653,000 of the Hotels completed and Hotels under construction, were held for sale at December 31, 1997, as part of the transaction described in
Note 11. Hotels completed and Hotels under construction also include capitalized interest costs. The Company incurred interest costs of approximately $3,271,000 and $175,000 of which $3,137,000 and $94,000 in 1997 and 1996, respectively, were capitalized. Depreciation expense for completed Hotels for the years ended December 31, 1997 and 1996, was $991,454 and $179,851, respectively.

Other costs consist of opening and acquisition costs. At December 31, 1997 and 1996, respectively, other costs included approximately $2,032,000 and $235,000 of opening and $5,940,900 and $1,397,000 of acquisition costs. Acquisition costs of approximately $157,000 were charged to operations in 1997. No such costs were expensed in 1996 and 1995.

As of December 31, 1997, furniture, fixtures and equipment includes approximately $807,000 of hotel phone systems under capital leases expiring in October, 2000. The assets are amortized over their useful lives and amortization is recorded in depreciation expense. Amortization of assets under capital leases included in depreciation expense during 1997, was approximately $2,000. The related obligations under the capital leases of $696,000 is recorded in other liabilities. The imputed interest rate on the capitalized lease is 9.29% and is based on the Company's incremental borrowing rate at the inception of the lease.

The minimum future lease payments under capital leases as of December 31, 1997, for each of the next five years are:

--------------------------------------------------------------------------------
(In thousands)

Year Ending December 31,
1998                                               $304
1999                                                304
2000                                                177
                                                   ----
Total minimum lease payments                       $785
Less amount representing interest                    89
                                                   ----
Present value of net minimum lease payments        $696
                                                   ====
--------------------------------------------------------------------------------

4.      MORTGAGES AND NOTES PAYABLE

A summary of mortgages and notes payable is as follows:

------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                         December 31,
                                                                                ----------------------------------------------------
                                                                                              1997                          1996
                                                                                            -------                        -------
Mortgage notes:
    Mortgage notes payable to a bank, secured by individual Hotels, interest payable monthly at rates ranging from LIBOR plus 2.75% to prime plus .50%, principal payments commencing twelve months following related Hotel opening or eighteen months from related loan closing with maturity dates ranging
    from March 15, 1999 to February 1, 2000                                                 $ 9,604                        $ 3,000

    Mortgage notes payable to a financial institution secured by individual
    Hotels, interest payable monthly at rates ranging from LIBOR plus 3.75% to
    4.25%, principal payments commencing twelve months following related Hotel opening or eighteen months from related loan closing with maturity dates
    ranging from June 1, 2000 to November 1, 2001                                            38,812                            --

Notes payable:
    Subordinate credit facility due to stockholder, interest payable quarterly at rates ranging from 7.0% to 15.0%, with principal of $12.5 million and
    $2.5 million  payable at maturity  in  November, 2001,  and July, 2002,
    respectively                                                                             15,000                         12,457
                                                                                            -------                        -------
                                                                                            $63,416                        $15,457
                                                                                            =======                        =======
------------------------------------------------------------------------------------------------------------------------------------

LIBOR rates, depending on the maturity dates of the individual notes, ranged from 5.72% to 5.84% at December 31, 1997. The LIBOR rate at December 31, 1996 was 5.60%. The prime lending rate at December 31, 1997 was 8.50%.

Scheduled principal payments required on mortgage and other notes payable subsequent to December 31, 1997, are as follows:

--------------------------------------------------------------------------------
(In thousands)

Year Ending December 31,
      1998                                    $       7,284
      1999                                           17,122
      2000                                           14,277
      2001                                           22,190
      2002                                            2,543
      Thereafter                                          -
                                              -------------
              Total                           $      63,416
                                              =============
--------------------------------------------------------------------------------

5.      REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In October of 1997, the Company completed a $65.0 million private placement of 65,000 shares of Series "A" Preferred Stock at an offering price of $1,000 per share (the "Stated Value"). The net proceeds to the Company were approximately $61,461,000, after deducting commissions and expenses of $3,539,000.

The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and quarterly, including up to the date of conversion; thereafter, dividends are paid when and if declared by the board of directors.

Preferred Stockholders will have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At August 31, 2004, the Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

Preferred Stockholders have certain voting rights as defined in the stock purchase agreement. Each Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by Preferred stockholders, as a single class, is required.

6.      STOCKHOLDERS' EQUITY

On November 8, 1996, the Company completed its initial public offering of 3,850,000 shares of common stock at an initial public offering price of $10.00 per share. The proceeds to the Company, were approximately $34,960,000, net of offering costs of $2,695,000.

Immediately prior to the offering, Doubletree, JPD Corporation and the Fix Partnership received 5,175,000 shares in exchange for their outstanding membership interests in Candlewood LLC and certain minority interests in subsidiary LLC's (Note 1). Total shares outstanding at December 31, 1997 and 1996 were 9,025,000.

7.      STOCK OPTIONS

The Company has one stock option plan, the 1996 Equity Participation Plan (the "Plan"), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. The Plan allows for 900,000 options to be granted. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted.

A summary of the Company's stock option activity and related exercise price information for the years ended December 31, 1997 and 1996, is as follows:

--------------------------------------------------------------------------------
                                                                Weighted
                                                                Average
                                            Shares           Exercise Price
                                         -------------      -----------------

Options outstanding, January 1, 1996              --             --

Granted                                        355,200         $   10.00
Exercised                                         --             --
Canceled                                        (1,000)        $   10.00
                                              --------         ---------

Options outstanding, December 31, 1996         354,200         $   10.00

Granted                                        296,250         $    8.74
Exercised                                         --             --
Canceled                                       (44,650)        $    9.96
                                              --------         ---------

Options outstanding, December 31, 1997         605,800         $    9.39
                                              ========         =========
--------------------------------------------------------------------------------

As of December 31, 1997, the 605,800 options were outstanding at prices ranging from $7.875 to $11.375 and 200,608 shares were exercisable by employees. There were no shares exercisable at December 31, 1996.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of net income (loss) in future years. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by FAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

-------------------------------------------------------------------------------------
                                                   1997                  1996
                                             ------------------    ------------------

Net loss, as reported (in thousands)         $          (817)      $        (1,353)
Net loss, pro forma (in thousands)                    (1,119)               (1,390)
Net loss per share, as reported                        (0.23)                (0.23)
Net loss per share, pro forma                          (0.26)                (0.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield                                  0.0%                  0.0%
Expected stock price volatility                        44.50%                12.41%
Risk-free interest rate                                 6.09%                 6.02%
Expected life of options                              5 years               5 years
-----------------------------------------------------------------------------------

The weighted average fair value of options granted during 1997 and 1996, is $4.06 and $2.74 per share, respectively.

8.      EMPLOYEE BENEFITS PLAN

Effective June 1, 1996, the Company established the Candlewood Hotel Company 401(k) Profit Sharing Plan (the "Plan") for its employees. Generally, all full-time employees who are over 21 years of age and have completed ninety days of service, as amended, are eligible to participate in the Plan and are permitted to contribute up to 15% of their individual compensation, subject to certain limitations established by the Internal Revenue Service for plans of this type. The Company may, but is not obligated to, make contributions on behalf of each participant at the rate up to 25% of all participants' contributions, not to exceed 6% of the employee's compensation. For the year ended December 31, 1997, the Company matched contributions in the amount of approximately $22,000. There were no matching contributions provided by the Company for the years ended December 31, 1996 and 1995.

9.      RELATED PARTY TRANSACTIONS

The Company obtains insurance coverages and leases its corporate office space and related equipment (see Note 12) from a related party which is partially owned by the Company's president. Additionally, certain corporate travel is provided by an airline owned by the Company's president. A summary of the costs incurred for these transactions and the related payable at year end is as follows:

--------------------------------------------------------------------------------
(In thousands)

Year Ended December 31,                   1997        1996        1995
                                          ----        ----        ----

Insurance premiums                        $167        $ 23        $--
Corporate office / equipment rent          117         114          10
Corporate air travel                        41         --          --
                                          ----        ----        ----

     Total costs                          $325        $137        $ 10
                                          ====        ====        ====

   Amounts payable at December 31:        $ 37        $ 13        $--
                                          ====        ====        ====
--------------------------------------------------------------------------------

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's approximated deferred income tax assets and liabilities are as follows:

--------------------------------------------------------------------------------
(In thousands)
                                                   1997      1996      1995
                                                   ----      ----      ---
DEFERRED TAX ASSETS:
Taxable gain on sale / lease back transaction
     in excess of book income                      $475      $--       $--
Deferred franchise fee revenue                      153       150       --
Excess book expenses over tax                       128        26       --
                                                   ----      ----      ---
    Total gross deferred tax assets                 756       176       --
Valuation allowance                                 386        81       --
                                                   ----      ----      ---
    Total deferred tax assets                       370        95       --
                                                   ----      ----      ---

DEFERRED TAX LIABILITIES:
Excess tax depreciation over book                   106        20       --
Financial basis in excess of tax basis of
   intangible assets                                 75        75       --
                                                   ----      ----      ---
    Total deferred tax liabilities                  181        95       --
                                                   ----      ----      ---
        Net deferred tax asset                     $189      $--       $--
                                                   ====      ====      ===
--------------------------------------------------------------------------------

As of December 31, 1997, the Company has recorded current taxes payable of $189,500. The taxes payable resulted from items that are currently taxable for federal and state income tax purposes but were not included in book net income. Timing differences which resulted in a deferred tax asset but did not result in current taxes payable were offset by a valuation allowance due to the uncertainty of the ultimate realization of the asset.

11.     SALE/LEASEBACK

In November 1997, the Company entered into an agreement with Hospitality Properties Trust ("HPT"), to sell fifteen Hotels for a total purchase price of $100 million, once construction is completed, and to lease the Hotels back from the buyer under a noncancelable operating lease. In December 1997, the Company completed the sale and related leaseback of five of the Hotels referred to above, and is scheduled to complete the sale of the remaining ten in the first half of 1998.

Terms of the sale are all cash at the close of escrow for Hotels sold. The lease term for the noncancelable operating lease is fourteen years, with three fifteen-year renewal options at the election of the Company (Note 12). The lease calls for monthly lease payments on the five Hotels of $300,000 and a security deposit equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

The agreement also provides for the Company to support cash flows until defined operating cash flows exceed the annual lease payments by 150% for twelve consecutive months. In connection with this support obligation, the Company was required to fund, upon the closing of the first five Hotels, $5 million, refund of which will be made to the Company if and when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. Accordingly, the $5 million has been charged to cost of sales for Hotels sold as of December 31, 1997. Any portion of the $5 million refunded to the Company will be recognized in income in accordance with generally accepted accounting principles beginning in the period such funds are received.

Total sale proceeds from the five Hotels sold were $35.9 million and the transaction resulted in a gain on the sale of Hotels of $6.8 million at December 31, 1997. Such gain has been deferred and will be recognized in income as noted in the Company's accounting policies (Note 2). Sale proceeds, net of the deferred gain, and related cost of the Hotels sold are presented on the statement of operations

12.     COMMITMENTS

The Company leases corporate office space and related equipment under two separate month-to-month lease agreements with total monthly payments of approximately $20,000. In addition, the Company leases certain equipment under noncancelable operating leases which expire at various dates through October 2002.

The Company leases five Hotels under a noncancelable operating lease for fourteen years, expiring in December 2013. The lease calls for monthly lease payments of $300,000, plus additional rent of 10% of defined excess revenues over stipulated base year amounts.

Payments for all operating leases for the years ended December 31, 1997 and 1996, and for the period ended December 31, 1995, were approximately $283,000, $94,000 and $13,000, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 1997, are as follows:

--------------------------------------------------------------------------------
(In thousands)

Year Ending December 31,
1998                                      $3,634
1999                                       3,631
2000                                       3,621
2001                                       3,614
2002                                       3,605
Thereafter                                32,346
                                          -------
Total future minimum lease payments       $50,451
                                          =======
--------------------------------------------------------------------------------

13.     EPS-EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

---------------------------------------------------------------------------------------------------------------
(In thousands, except for share and per share data):            1997                1996               1995
                                                           ------------        ------------        ------------
Net Loss                                                   $       (817)       $     (1,353)       $       (209)
Convertible preferred stock dividends                            (1,248)               --                  --
                                                           ------------        ------------        ------------
Income available to common stockholders -
     (Numerator for basic earnings per share)                    (2,065)             (1,353)               (209)
Dilutive securities - Convertible preferred
     stock dividends
                                                           ------------        ------------        ------------

Income available to common stockholders after
     assumed conversion of Preferred Stock -
     (Numerator for diluted earnings per share)            $     (2,065)       $     (1,353)       $       (209)
                                                           ============        ============        ============

Weighted-average common shares - (Denominator
     for basic earnings per share)                            9,025,000           5,764,071           5,175,000
Dilutive securities - Employee stock options
Dilutive securities - Convertible preferred stock
                                                           ------------        ------------        ------------
Adjusted weighted - average common shares and
     assumed conversion of Preferred Stock -
     (Denominator for diluted earnings per share)
                                                           ============        ============        ============

Basic earnings per share                                   $      (0.23)       $      (0.23)       $       (.04)
                                                           ============        ============        ============

Diluted earnings per share                                 $      (0.23)       $      (0.23)       $       (.04)
                                                           ============        ============        ============

Net Loss - (Numerator for diluted earnings per share
     after assumed conversion, not reported due to
     antidilutive effect)                                  $       (817)
Adjusted weighted-average common shares and assumed
     conversion - (Denominator for diluted earnings
     per share, not reported due to antidilutive
     effect)                                                 10,784,193
                                                           ------------        ------------        ------------
Diluted earnings per share (Not reported due to
     antidilutive effect)                                  $      (0.08)
                                                           ============        ============        ============
---------------------------------------------------------------------------------------------------------------

For additional disclosures regarding the convertible preferred stock and the employee stock options, see Notes (5) and (7).

Options to purchase 605,800 shares of common stock at a weighted average exercise price of $9.39 per share were outstanding as of December 31, 1997, but were not included in the computation of diluted earnings per share, as the Company had a net loss available to common stockholders, and the inclusion of such options would be antidilutive.

On September 22, 1997 and October 2, 1997, the Company closed on $25 million and $40 million, respectively, of Series "A" Cumulative Convertible Preferred Stock (See Note 5). The assumed conversion of these shares would be antidilutive and, therefore, was not included in the reported diluted earnings per share calculation.

14.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is unaudited quarterly data for 1997 and 1996 (amounts in thousands, except for per share amounts.)

                                                FIRST       SECOND        THIRD       FOURTH
                                               QUARTER      QUARTER      QUARTER      QUARTER
                  1997                          3/31         6/30         9/30         12/31
--------------------------------------------------------------------------------------------
Hotel Operating Revenue                           539        1,278        1,770        2,857
Total revenues                                    539        1,278        1,770       31,991

Net income (loss)                                (374)        (163)        (352)          72

Net loss available to common shareholders        (374)        (163)        (388)      (1,140)

Weighted average shares outstanding --
    basic and diluted                           9,025        9,025        9,025        9,025

Net loss per share of common stock --
    basic and diluted                           (0.04)       (0.02)       (0.04)       (0.13)



                 1996
-----------------------------------------

Hotel Operating Revenue                          --            120          263          303
Total revenues                                   --            120          263          303

Net income (loss)                                (322)        (452)        (231)        (348)

Net loss available to common shareholders        (322)        (452)        (231)        (348)

Weighted average shares outstanding --
    basic and diluted                           5,175        5,175        5,175        7,518

Net loss per share of common stock --
    basic and diluted                           (0.06)       (0.09)       (0.04)       (0.05)

                                  SCHEDULE III
                         CANDLEWOOD HOTEL COMPANY, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                Initial Cost to                Subsequent to
                                                                                     Company                    Acquisition
                                                                               ------------------------------------------------
            (1)                                                                           Depreciable                Depreciable
     Candlewood Hotels          Location                   Encumbrances          Land        Property          Land     Property
-------------------------------------------------------------------------------------------------------------------------------
Wichita - Northeast             Wichita               KS        $ 2,982        $   267        $ 3,658        $    18        --
Denver                          Englewood             CO          3,811            656          4,882              7        --
Cincinnati                      Blue Ash              OH          3,400            410          3,621              2        --
Louisville                      Jeffersontown         KY          3,650            770          3,481           --          --
Kansas City                     Overland Park         KS          2,811            564          5,592           --          --
Wichita - Airport               Wichita               KS          1,666            395          3,685           --          --
Charlotte - Pineville           Charlotte             NC           --              455          3,979           --          --
Detroit - Southfield            Southfield            MI          4,034          1,317          5,198           --          --
Raleigh - Durham                Raleigh               NC           --              550          3,168           --          --
Knoxville                       Knoxville             TN           --              563          4,403           --          --
Houston - Clearlake             Houston               TX          3,554            678          5,096           --          --
Salt Lake - North Temple        Salt Lake City        UT          4,234            675          5,162           --          --
Salt Lake - Fort Union          Salt Lake City        UT          3,736          1,112          4,275           --          --
Phoenix - Black Canyon          Phoenix               AZ          3,202            759          3,942           --          --
Houston - Loop Central          Houston               TX          3,014          1,748          3,050           --          --
Houston - Town & Country        Houston               TX          1,801            885          2,694           --          --
Phoenix - Tempe                 Tempe                 AZ          1,986          1,322          2,692           --          --
Detroit - Auburn Hills          Auburn Hills          MI            438          1,179          1,626           --          --
Huntsville                      Madison               AL           --              580          3,709           --          --
Jacksonville                    Jacksonville          FL          3,255            991          3,807           --          --
Dallas / Ft. Worth              Ft. Worth             TX            842            531          2,332           --          --
Detroit - Troy                  Troy                  MI           --              896          1,059           --          --
Miami                           Miami                 FL           --            1,622          1,108           --          --
Detroit - Warren                Warren                MI           --              930          1,717           --          --
Des Moines                      W. Des Moines         IA           --              676          1,448           --          --
Dallas - Irving                 Irving                TX           --            1,241          1,385           --          --
Austin                          Austin                TX           --            1,319          1,066           --          --
Pittsburgh                      Pittsburgh            PA           --            1,048          1,579           --          --
Chicago - Libertyville          Libertyville          IL           --            1,011          1,098           --          --
New York / New Jersey           Somerset              NY           --              843            366           --          --
Charlotte - University          Charlotte             NC           --              727            480           --          --
Dallas - Arlington              Arlington             TX           --              802            482           --          --
Albuquerque                     Albuquerque           NM           --              974            220           --          --
Nashville                       Brentwood             TN           --            1,082            363           --          --
Orange County                   Irvine                CA           --            1,982            471           --          --
Houston - Westchase             Houston               TX           --              867            176           --          --
Corporate(4)                                                     15,000           --              885           --          --
Acquisition costs for                                              --            5,941           --             --          --
potential sites
Construction costs on                                              --            1,793           --             --          --
potential sites
                                                                ====================================================================
                                                                $63,416        $40,161        $93,955        $    27      $ --
                                                                ====================================================================





                                       Gross Amount Carried
                                    at Close of Period 12/31/97
                                  -------------------------------           (2)            (3)
            (1)                             Depreciable                 Accumulated     Date of      Date of
     Candlewood Hotels            Land       Property        Total      Depreciation  Construction  Acquisition
---------------------------------------------------------------------------------------------------------------
Wichita - Northeast             $  285        $3,658        $3,943        $  447        May-96 a)     Apr-95
Denver                             663         4,882         5,545           285        Apr-97 a)     Jun-96
Cincinnati                         412         3,621         4,033           149        Jun-97 a)     Sep-96
Louisville                         770         3,481         4,251           111        Jun-97 a)     Sep-96
Kansas City                        564         5,592         6,156            77        Oct-97 a)     Dec-96
Wichita - Airport                  395         3,685         4,080          --          Nov-97 a)     Feb-97
Charlotte - Pineville              455         3,979         4,435          --          Dec-97 a)     Feb-97
Detroit - Southfield             1,317         5,198         6,515          --          Dec-97 b)     Feb-97
Raleigh - Durham                   550         3,168         3,718          --          N/A           Feb-97
Knoxville                          563         4,403         4,967          --          Dec-97 b)     Mar-97
Houston - Clearlake                678         5,096         5,774          --          Dec-97 a)     Mar-97
Salt Lake - North Temple           675         5,162         5,838          --          Nov-97 b)     Mar-97
Salt Lake - Fort Union           1,112         4,275         5,387          --          Nov-97 b)     Mar-97
Phoenix - Black Canyon             759         3,942         4,701          --          Dec-97 b)     Mar-97
Houston - Loop Central           1,748         3,050         4,798          --          Dec-97 b)     Mar-97
Houston - Town & Country           885         2,694         3,578          --          N/A           Mar-97
Phoenix - Tempe                  1,322         2,692         4,014          --          N/A           May-97
Detroit - Auburn Hills           1,179         1,626         2,805          --          N/A           May-97
Huntsville                         580         3,709         4,289          --          Dec-97 b)     Jun-97
Jacksonville                       991         3,807         4,798          --          Dec-97 b)     Jun-97
Dallas / Ft. Worth                 531         2,332         2,863          --          N/A           Jun-97
Detroit - Troy                     896         1,059         1,955          --          N/A           Jun-97
Miami                            1,622         1,108         2,730          --          N/A           Aug-97
Detroit - Warren                   930         1,717         2,647          --          N/A           Sep-97
Des Moines                         676         1,448         2,124          --          N/A           Sep-97
Dallas - Irving                  1,241         1,385         2,626          --          N/A           Sep-97
Austin                           1,319         1,066         2,385          --          N/A           Sep-97
Pittsburgh                       1,048         1,579         2,627          --          N/A           Sep-97
Chicago - Libertyville           1,011         1,098         2,109          --          N/A           Sep-97
New York / New Jersey              843           366         1,210          --          N/A           Sep-97
Charlotte - University             727           480         1,207          --          N/A           Oct-97
Dallas - Arlington                 802           482         1,284          --          N/A           Oct-97
Albuquerque                        974           220         1,194          --          N/A           Dec-97
Nashville                        1,082           363         1,445          --          N/A           Dec-97
Orange County                    1,982           471         2,454          --          N/A           Dec-97
Houston - Westchase                867           176         1,039          --          N/A           Dec-97
Corporate(4)                      --             885           885           159        N/A           N/A
Acquisition costs for            5,941          --           5,941          --          N/A           N/A
potential sites
Construction costs on            1,793          --           1,793          --          N/A           N/A
potential sites
                             ====================================================
                             $  40,188       $93,955     $ 134,143       $ 1,228
                             ====================================================



NOTES:
-----
NA - Not applicable

(1) This schedule includes only those properties purchased through December 31, 1997.

(2) For depreciable property, the Company uses a 40-year estimated life for buildings and components, ten years estimated life for furniture and fixtures, and a year to seven years estimated life on computer equipment, computer software, loan fees and closing costs, and opening costs.

(3) Dates of consturction presented at December 31, 1997, are either of the following:

               a) fully operational based on construction completion of project
                  or
               b) partially in operation based on construction not being fully complete.

(4) The loan is not collateralized by specific properties and is a general company obligation.

                                  SCHEDULE III
                         CANDLEWOOD HOTEL COMPANY, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


The changes in total real estate and depreciable property for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                     1997             1996             1995
                                  ---------         ---------        ---------
Balance, beginning of year        $  17,414               887        $    --
Acquisitions                        145,863            16,527              887
Cost of hotels sold                 (29,134)             --               --
                                  ---------         ---------        ---------

Balance, end of year              $ 134,143         $  17,414        $     887
                                  =========         =========        =========



The changes in accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                   1997          1996             1995
                                  ------        ------        -------------
Balance, beginning of year        $  230        $ --          $        --
Depreciation expense                 998           230                 --
Dispositions and other              --            --                   --
                                  ------        ------        -------------

Balance, end of year              $1,228        $  230        $        --
                                  ======        ======        =============