Form 10-Q
period 1998-03-31
CANDLEWOOD HOTEL CO INC
filed 1998-05-15
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                              OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-21583

                         Candlewood Hotel Company, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     48-1188025
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


                  Class                           Outstanding at May 13, 1998
      Common Stock, $.01 par value                      9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1998




                                      INDEX

                                                                             PAGE
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Consolidated Balance Sheets at March 31, 1998
                  and December 31, 1997                                           3

               Consolidated Statements of Operations for the three
                  months ended March 31, 1998 and 1997                            4

               Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1998 and 1997                            5

               Notes to Consolidated Financial Statements                     6 - 9

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       10 - 14

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                  15

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Unaudited) (in thousands, except share and per share data)


                                                                 MARCH 31,      DECEMBER 31,
                                                                   1998            1997
                                                                 --------       -----------
ASSETS
Investment in hotels completed and under construction:
     Hotels completed                                            $  52,775      $  77,881
     Hotels under construction                                     101,880         48,289
     Other costs                                                     8,353          7,973
                                                                 ---------      ---------
                                                                   163,008        134,143
     Accumulated depreciation and amortization                        (554)        (1,228)
                                                                 ---------      ---------
     Net investment in hotels                                      162,454        132,915

Cash and cash equivalents (including $1,446 and $1,510 of
       restricted cash, respectively)                               18,060         35,355
Deposits                                                             9,199          8,594
Accounts and other receivables                                       6,192          3,266
Other assets                                                         1,907          1,677
                                                                 ---------      ---------

           Total assets                                          $ 197,812      $ 181,807
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                      $  61,724      $  63,416
Accounts payable and other accrued expenses                         32,334         16,040
Deferred gain on sale of hotels                                      7,833          6,807
Other liabilities                                                    1,524          1,494
                                                                 ---------      ---------
           Total liabilities                                       103,415         87,757

Redeemable, convertible preferred stock (Series "A"), $1,000 par value, 65,000 shares authorized and outstanding,
       net of offering costs                                        61,339         61,461

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                            --             --
     Common stock, $.01 par value, 100,000,000 shares
        authorized 9,025,000 issued and outstanding                     90             90
     Additional paid-in capital                                     35,270         35,270
     Accumulated deficit                                            (2,302)        (2,771)
                                                                 ---------      ---------
           Total stockholders' equity                               33,058         32,589
                                                                 ---------      ---------

           Total liabilities and stockholders' equity            $ 197,812      $ 181,807
                                                                 =========      =========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)


                                                   Three Months Ended  Three Months Ended
                                                     March 31, 1998       March 31, 1997
                                                   ------------------  ------------------
REVENUES:
Hotel operations                                       $     6,917         $       539
Other income                                                   174                  --
                                                       -----------         -----------
    Total hotel operating revenues                           7,091                 539
Proceeds from sale of hotels, net of deferred
     gain of $7,126                                         48,922                  --
Gain recognized on sale of hotels                               40                  --
                                                       -----------         -----------
    Total Revenues                                          56,053                 539
                                                       -----------         -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                     4,409                 535
Corporate operating expenses                                   808                 411
Rent expense on leased hotels                                1,422                  --
Depreciation and amortization                                  347                 191
                                                       -----------         -----------
    Total operating costs and expenses                       6,986               1,137
Cost of hotels sold                                         48,922                  --
                                                       -----------         -----------
                                                               145                (598)

Interest income                                                362                 375
Interest expense                                               (38)               (151)
                                                       -----------         -----------
    Net income (loss)                                          469                (374)

Preferred stock dividends                                   (1,202)                 --
                                                       -----------         -----------
    Net loss available to common stockholders          $      (733)        $      (374)
                                                       ===========         ===========

Net loss per share of common stock - basic and
     diluted                                           $     (0.08)        $     (0.04)
                                                       ===========         ===========

Weighted average shares outstanding - basic and
diluted                                                  9,025,000           9,025,000
                                                       ===========         ===========



See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)


                                                     Three Months Ended   Three Months Ended
                                                       March 31, 1998       March 31, 1997
                                                    -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $    469           $   (374)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                               347                191
    Change in:
      Deposits                                                 (605)                --
      Accounts receivable                                      (996)               (51)
      Opening costs                                            (122)              (126)
      Other assets                                             (241)               (65)
      Accounts payable and other accrued expenses             1,796               (568)
      Other liabilities                                         131                 96
                                                           --------           --------
        Net cash provided by (used) in operating
        activities                                              779               (897)
                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under
     construction                                           (71,944)           (15,016)
Increase in acquisition costs                                  (258)            (1,365)
Purchase of intangible assets                                    (4)                (1)
                                                           --------           --------
        Cash used in investing activities                   (72,206)           (16,382)
                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of hotels                                 56,047                 --
Payments on mortgages and notes payable                     (31,913)                --
Proceeds from mortgages and notes payable                    30,221              7,085
Expenditures for private placement                             (122)                --
Payments on capital leases                                     (101)                --
                                                           --------           --------
        Net cash provided by financing activities            54,132              7,085
                                                           --------           --------

Net increase (decrease) in cash and cash
     equivalents                                            (17,295)           (10,194)
Cash and cash equivalents at beginning of period             35,355             33,792
                                                           --------           --------
Cash and cash equivalents at end of period                 $ 18,060           $ 23,598
                                                           ========           ========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Summary of Significant Accounting Policies

A.  Organization and Basis of Presentation

        The Company's current business of developing, owning, operating, franchising and managing extended-stay hotels originated in November, 1995, with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). The Company was incorporated in the State of Delaware in August, 1996, and in November, 1996, the Company succeeded to the business of Candlewood LLC and completed an initial public offering of its common stock (collectively, the "Reorganization").

        The accompanying unaudited financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the above-discussed 1996 Reorganization, and various wholly-owned LLCs which own certain hotels. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of the Company's financial position and results of operations. The condensed consolidated balance sheet data at December 31, 1997 was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

B.  Investment in Hotels Completed and Under Construction

        Hotels Completed. Hotels completed are stated at cost and include the related furniture, fixtures and equipment. Once the hotels are completed, depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Maintenance and repairs are charged to operations as incurred.

        Hotels Under Construction. Hotels under construction represents costs incurred in the acquisition and development of hotels. Such costs include land acquisition costs, construction costs, capitalized interest and construction overhead. Interest costs for the construction of hotels are capitalized. Upon completion, the costs of construction, including any capitalized costs, are transferred to hotels completed and depreciated over the asset's useful life.

        Other Costs. Other costs include opening and acquisition costs. Opening costs are costs incurred prior to the opening of a hotel and are related to the hiring and training of hotel personnel, such as compensation, travel and relocation. Such costs are capitalized and amortized, commencing on the date a property is opened, over the shorter of the estimated period of benefit or twelve months.

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

F.  Income Taxes

        The Company is taxed as a corporation as defined in subchapter "C" under the Internal Revenue Code for federal and state income tax purposes and accounts for any temporary differences under the asset and liability method.

G.  Earnings Per Share

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

H.  Use of Estimates

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

I.  Reclassifications

        Certain reclassifications of prior period amounts have been made to conform with the current period presentation. Such reclassifications have no effect on the operations or equity as originally presented.

Note 2:  Notes Payable

        The Company has entered into building loan agreements with GMAC Commercial Mortgage Corporation for 19 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25%. Based on the individual note, principal payments commence either 12 months following related hotel opening or 18 months from related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using either a 10% fixed interest rate or the prevailing interest rate under the note. The notes mature on the first day of the first full calendar month after the fourth anniversary and provide for two 12-month extension periods. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. Certain amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree Corporation, a wholly-owned subsidiary of Promus Hotel Corporation. At March 31, 1998, $42.9 million was outstanding under these 19 building loan agreements.

        The Company has entered into a promissory note with NationsBank of Texas, N.A. ("NationsBank") relating to the Company's Overland Park, Kansas hotel. The agreement was entered into by a wholly-owned subsidiary of the Company which owns the related property and hotel. The terms of the promissory note provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loan is payable monthly at a variable rate per annum equal to the lesser of the bank's prime rate plus 0.5% or LIBOR plus 2.75%. Principal amortization payments based on a 25-year term begin in September, 1998, and will continue until February, 2001. The loan may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loan are secured by the hotel and the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to NationsBank and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At March 31, 1998, $3.8 million was outstanding under the note.

        The Company has a five-year, $15.0 million subordinated credit facility with Doubletree Corporation all of which was outstanding at March 31, 1998. Interest is payable quarterly at rates ranging from 7.0% to 15.0%, with principal of $12.5 million and $2.5 million payable at maturity in November, 2001, and July, 2002, respectively.

Note 3:  Redeemable, Convertible Preferred Stock

        In order to help finance the continued nationwide development of Company-owned hotels, in October of 1997, the Company completed a $65.0 million private placement (the "Private Placement") of 65,000 shares of Series "A" Preferred Stock (the "Preferred Stock") at an offering price of $1,000 per share (the "Stated Value"). The net proceeds to the Company were approximately $61.3 million, after deducting commissions and expenses of $3.7 million.

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

        Preferred Stockholders have certain voting rights related to the nomination and election of directors as defined in the stock purchase agreement. Each Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by Preferred Stockholders, as a single class, is required.

Note 4:  Sale-Leaseback

        In November, 1997, the Company entered into an agreement with Hospitality Properties Trust ("HPT"), to sell 15 hotels for a total purchase price of $100 million, and to lease the hotels back from the buyer under a noncancelable operating lease. The Company completed the sale and leaseback of five hotels in December, 1997, and nine hotels in the first quarter of 1998. The total sales price of the nine hotels sold during the first quarter of 1998 was $56 million.

        Terms of the sale are all cash at the close of escrow for hotels sold. The lease term for the noncancelable operating lease is 14 years, with three 15-year renewal options at the election of the Company. The lease calls for monthly lease payments and a security deposit equal to one year's lease payments.

        The agreement also provides for the Company to support cash flows until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this support obligation, the Company was required to place $5 million on deposit with HPT, upon the closing of the first five hotels, refund of which will be made to the Company if and when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. Accordingly, the $5 million has been charged to cost of sales for hotels sold. Upon attainment of the required coverage ratios, any portion of the $5 million refunded to the Company will be recognized in income in accordance with generally accepted accounting principles beginning in the period such funds are received.

        As of March 31, 1998, the Company had completed the sale of 14 of the 15 hotels. The cumulative sales price for the 14 hotels is $92 million with a total deferred gain on the sale of the hotels of $7.8 million, after adjustment for the $5 million charge to cost of hotels sold. Such gain will be recognized into income as required support obligations stipulated in the operating lease agreement are met. The Company completed the sale of the final hotel in the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

        The Company owns, develops, manages and franchises hotels serving mid-market extended-stay business travelers. The Company began operations in October, 1995, and opened it's first hotel in May, 1996. At the end of 1997, the Company operated 21 hotels located in 16 different states. During the first quarter of 1998, the Company opened two new company-operated hotels and two new franchised hotels. At the end of the quarter, the Company had a total of 23 company-operated hotels and five franchised hotels in operation. The Company also began construction on ten additional company-owned properties and one new franchised property during the quarter. At the end of the quarter, the Company had a total of 30 company-owned hotels and five franchised hotels under construction, and was performing market-feasibility due diligence with respect to 38 potential development sites under contract. The contracts into which the Company enters for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale of the real property. The Company reserves the right to terminate each contract if it is not satisfied with the results of the investigations and due diligence. There can be no assurance that the Company will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget.

        In order to fully utilize the Company's financial resources and accelerate the roll-out of hotels, the Company has agreed to sell and leaseback certain of its hotels from HPT. This and future sale-leaseback transactions, if any, are anticipated to enable the Company to operate, as lessee, on a long-term basis, hotels which it has developed or will develop. The provisions of the transaction allow the Company to retain a portion of improved hotel economics under certain circumstances. Quarterly results from operations for the three months ended March 31, 1998, reflect the ongoing transaction with HPT. For this reason, care should be exercised when drawing comparison to 1997 results. In place of depreciation and amortization of assets and interest expense, the Company has recorded rent expense on hotels leased back from HPT under an operating lease agreement. Proceeds from the sale of hotels is recorded net of the deferred gain on sale. The gain is deferred due to required support obligations under the operating lease agreement until operations meet stipulated levels. At such time, the deferred gain will be recognized in earnings over the remaining lease term.

        The Company's operating results are significantly influenced by several factors including (i) the demand for and supply of extended-stay lodging in the Company's markets, (ii) occupancy and average daily rates, (iii) the effectiveness of hotel operations and (iv) the cost at which the Company can develop additional extended-stay lodging properties. The Company's overall occupancy and average daily rates during any period are further influenced by the number of hotels in their first 12 months of operation, during which occupancy rates are typically lower. Capital and credit market conditions which affect the Company's cost of capital may influence future operating results, as well. The results of operations for this period are not necessarily indicative of the future results of operations of these hotels or of other Company-owned hotels.

Results of Operations

Comparison of fiscal quarters ended March 31, 1998 and 1997

    Hotel Operations

         Revenue from hotel operations, which includes room revenue and other revenue (e.g. guest telephone, vending, pay-per-view movie rental), totaled $6.9 million for the quarter ended March 31, 1998, compared to $539,000 for the quarter ended March 31, 1997. The increase in room revenue was a result of the operations of the 23 hotels open at March 31, 1998, compared to the operations of the three hotels open at March 31, 1997. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 60% for the quarter ended March 31, 1998, compared to 48% for the quarter ended March 31, 1997, and was positively impacted by the increasing occupancy of hotels which had completed or were near completion of their ramp-up phase. During the quarter ended March 31, 1998, the average daily room rate was $53.83 compared to $45.98 for the quarter ended March 31, 1997. The increase in average daily room rate reflects the Company's entry into higher priced markets and the gradual increase in rates for certain hotels which had completed or were near completion of their ramp-up phase. Revenue per available room (RevPAR) was $32.30 for the quarter ended March 31, 1998, compared to $22.11 for the quarter ended March 31, 1997, and was positively impacted by the Company's entry into higher priced markets and the gradual increase in occupancy percentages for certain hotels which had completed or were near completion of their ramp-up phase.

        Hotel operating expenses for the quarter ended March 31, 1998, totaled $4.4 million, compared to $535,000 for the same period in 1997, and consisted of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. At March 31, 1998, the Company had 23 hotels in operation, compared to three hotels at March 31, 1997, and the increase in hotel operating expenses in the first quarter of 1998 compared to 1997 was a result of this growth.

        Depreciation and amortization expense applicable to hotel operations (e.g. building, furniture, fixtures, equipment and capitalized opening costs) for the quarter ended March 31, 1998, totaled $290,000, compared to $161,000 for the quarter ended March 31, 1997. The increase in depreciation and amortization expense in the first quarter of 1998 compared to 1997 was a result of the increase in the number of company-owned hotels in operation during the 1998 period. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of opening costs, which are amortized over no more than the first twelve months of operations.

    Corporate Operations

        Other income for the quarter ended March 31, 1998, totaled $174,000 and consisted primarily of franchise fees and royalty fees from franchise hotels and management fees received from a managed hotel, Cambridge Suites, located in Wichita, Kansas. In the quarter ended March 31, 1997, no other revenues were recorded as no franchised hotels were open and no third-party hotels were managed.

        The Company sold nine additional hotels to HPT during the first quarter of 1998 for a total sales price of $56 million. A deferred gain of $7.1 million was recorded on the sale. The Company recognized $40,000 in earnings from gain on sale of hotels sold in the fourth quarter of 1997 as hotel operations performance met levels stipulated in the operating lease agreement. The Company also incurred rent expense on leased hotels of $1.4 million on the 14 hotels sold to HPT as of March 31, 1998. There was no sale-leaseback activity recorded in the three month period ended March 31, 1997.

        Corporate operating expenses for the quarter ended March 31, 1998, totaled $808,000 compared to $411,000 for the quarter ended March 31, 1997, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's increase in hotels in operation, under construction and properties on which the Company was performing due diligence. The total amount of these expenses is expected to increase in the future with the development of additional properties.

        Depreciation and amortization applicable to corporate operations for the quarter ended March 31, 1998, totaled $57,000, compared to $30,000 for the quarter ended March 31, 1997, and related to the furniture, equipment and intangible assets of the corporate office. The increase in depreciation and amortization reflects the increase in furniture, fixtures and equipment required as the corporate office support staff expands to meet the Company's growth needs. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g. operating rights, trademarks, logos) is computed using the straight-line method over the life of the corresponding asset.

        The Company earned $362,000 of interest income during the quarter ended March 31, 1998, which resulted principally from short-term investment of excess funds. For the quarter ended March 31, 1997, the Company earned $375,000 of interest income related to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock. The Company had interest expense, net of capitalized interest, of $38,000 for the quarter ended March 31, 1998, compared to $151,000 for the quarter ended March 31, 1997. The decrease in interest expense was a result of the use of the proceeds from the Private Placement to fund the Company's expansion in 1998 rather than the use of borrowed funds. Prior to the Private Placement, the Company obtained its financing primarily through the use of proceeds from the initial public offering, term and construction loans and an outstanding subordinated promissory note.

        The Company has not paid dividends on its Common Stock. The Preferred Stock accumulates dividends and is payable in cash initially on August 31, 1998. The Company currently does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. For the three months ended March 31, 1998, $1.2 million was set aside for future payment of preferred dividends. Since issuance, $2.5 million has been set aside for the initial preferred dividend payment. After payment of dividends on the Preferred Stock, the Company intends to retain any future earnings for reinvestment in the development and expansion of its business.

Liquidity and Capital Resources

        At March 31, 1998, the Company had commitments to complete construction of 30 extended-stay properties with a total cost of approximately $233 million. The Company believes that a combination of its cash and cash equivalents and cash from operations, borrowed funds from third party lenders (if approved on an individual basis), together with its subordinated credit facility and construction loan guarantees from Doubletree, and additional sources of liquidity will be sufficient to provide capital for development and operations into the third quarter of 1998. There can be no assurance that changes will not occur that will require the Company to seek additional capital or financing at an earlier date. The Company has announced its intention to raise approximately $50 million through a private placement of convertible preferred stock or other equity-linked securities, however, there can be no assurance that additional financing will be available when needed or upon terms acceptable to the Company.

        During the three months ended March 31, 1998, net cash provided by operating activities totaled $779,000 compared to the three months ended March 31, 1997 when the Company used $897,000 in operating activities. For the 1998 period, increases in cash resulted from an increase in accounts payable and accrued expenses of $1.8 million related to the 23 hotels in operation and the 30 hotels under construction. This amount was partially offset by a $1 million increase in accounts receivable associated with the increase in the number of operating hotels. In the 1997 period, the decrease in cash resulted from a $568,000 decrease in accounts payable and accrued expenses and an increase in opening costs of $126,000.

        Net cash used in investing activities for the three months ended March 31, 1998, totaled $72.2 million, compared to $16.4 million for the three months ended March 31, 1997, reflecting the expenditures for completion of the nine hotels that were sold and the increase in the number of properties open and under construction. In the 1997 period, uses of cash resulted from expenditures for open hotels and hotels under construction of $15 million and acquisition costs of $1.4 million. The Company commenced construction of ten hotels during the first quarter of 1998, bringing the total number of hotels under construction to 30 at March 31, 1998, compared to 17 hotels under construction at March 31, 1997.

         Net cash provided by financing activities for the three months ended March 31, 1998, totaled $54.1 million, compared to $7.1 million for the three months ended March 31, 1997. The increase in cash reflects the $56 million proceeds from the sale of the nine hotels in 1998. In the 1997 period, the cash provided by financing activities was related to proceeds from mortgages and notes payable.

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

Impact of New Accounting Standards

        In April, 1998, the American Institute of Certified Public Accountants issued a Statement of Position (SOP), Reporting on the Costs of Start-up Activities. The SOP requires that entities expense costs of start-up activities as they are incurred. Except for certain entities, this SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes hotel opening costs and amortizes such costs, commencing on the date a property is opened, over the shorter of the estimated period of benefit or 12 months. Opening costs capitalized, net of accumulated amortization, at March 31, 1998, totaled $2.0 million. Candlewood expects to adopt the SOP in the fourth quarter of 1998, at which time a cumulative effect of the change in accounting principle will be recorded.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


        This Form 10-Q contains certain forward-looking statements, including without limitation statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: adverse changes in national or local economic conditions, competition from other lodging properties, changes in real property tax rates and in the availability, cost and terms of financing, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws, and other factors referenced in this Form 10-Q. Certain of these factors are discussed in more detail elsewhere in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.



(b)        Reports on Form 8-K

           On January 7, 1998, the Company filed Report on Form 8-K, Acquisition or Disposition of Assets, reporting the Sale / Leaseback Transaction entered into with HPT on December 24, 1997.

           On March 6, 1998, the Company filed Report on Form 8-K/A, Acquisition or Disposition of Assets, amending the Form 8-K filed on January 7, 1998. This filing consisted of the pro forma financial information required to be reported for the Sale / Leaseback Transaction.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CANDLEWOOD HOTEL COMPANY, INC.




Date:   May 13, 1998                   By:   /s/ Jack P. DeBoer
        ------------                         ----------------------------------
                                             Jack P. DeBoer, Chairman
                                             and Chief Executive Officer



Date:   May 13, 1998                   By:    /s/ Warren D. Fix
        ------------                         ----------------------------------
                                             Warren D. Fix, Executive
                                             Vice President and Chief
                                             Financial Officer

                                  EXHIBIT INDEX

                                                                          Sequentially
                                                                            Numbered
   Exhibit No.                 Description                                    Page
       3.1    Restated Certificate of Incorporation of the Company. (1)

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

       4.2    Stockholders Agreement, dated as of September 22, 1997. (3)

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

       10.11 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (6)

       10.12 Guaranty Agreement, dated as of December 24, 1997, by the Company for the benefit of HPTCW and HPT. (6)

       10.13  Stock Pledge Agreement, dated as of December 24, 1997, by the
              Company for the benefit of HPTCW. (6)

       11.1   Statement re Computation of Per Share Earnings - not applicable.

       27.1   Financial Data Schedule.


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