Form 10-K/A
period 1997-12-31
CANDLEWOOD HOTEL CO INC
filed 1998-07-30
CIK 1022820

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 0-12708


                         CANDLEWOOD HOTEL COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    48-1188025
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


         Lakepoint Office Park, 9342 East Central, Wichita, Kansas 67206
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)


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

                           Yes   X    No
                                ---      ---

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

                        CANDLEWOOD HOTEL COMPANY, INC.


                                 FORM 10-K/A


                              TABLE OF CONTENTS

                                                                            Page
                                                                            ----

COVER PAGE.................................................................  1

TABLE OF CONTENTS..........................................................  2

Part IV

        Item 14.  Exhibits, Financial Statements, Financial Statement
                  Schedules and Reports on Form 8-K........................  3

SIGNATURES.................................................................  4

EXHIBIT INDEX..............................................................  5

                                     PART IV

        Candlewood Hotel Company, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 to include the amended Exhibit Index of Form 10-K and to include the Consent of Independent Accountants.



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following document is filed as a part of this report:

               (23)   Consent of Independent Accountants

                      23.1  Consent of Ernst & Young LLP

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: JULY 30, 1998                        CANDLEWOOD HOTEL COMPANY, INC.


                                           By: /s/ JACK P. DEBOER
                                               ---------------------------------
                                                   Jack P. DeBoer

        pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                                 Title                    Date Signed
        ---------                                 -----                    -----------

/s/ Jack P. DeBoer                        Chief Executive Officer        July 30, 1998
--------------------------------------    and Director (Principal
     Jack P. DeBoer                       Executive Officer)


/s/ Warren D. Fix                         Executive Vice President,      July 30, 1998
--------------------------------------    Chief Financial Officer,
    Warren D. Fix                         Secretary and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)


/s/ James E. Roos                         President and Chief            July 30, 1998
--------------------------------------    Operating Officer
    James E. Roos

/s/ Gary E. Costley                       Director                       July 30, 1998
--------------------------------------
    Gary E. Costley

/s/ Robert J. Cresci                      Director                       july 30, 1998
--------------------------------------
    Robert J. Cresci

/s/ Richard J. Ferris                     Director                       July 30, 1998
--------------------------------------
    Richard J. Ferris

/s/ Robert S. Morris                      Director                       July 30, 1998
--------------------------------------
    Robert S. Morris

/s/ Frank J. Pados                        Director                       July 30, 1998
--------------------------------------
    Frank J. Pados

/s/ Tony M. Salazar                       Director                       July 30, 1998
--------------------------------------
    Tony M. Salazar

                                  EXHIBIT INDEX

 Exhibit
   No.                      Description
 -------                    -----------
   3.1.     Restated Certificate of Incorporation of the Company. (1)

   3.2.     Bylaws of the Company. (1)

   3.3      Certificate of Designations, Preferences and Relative,
            Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A
            Cumulative Convertible Preferred Stock of Candlewood Hotel Company,
            Inc. (3)

   4.1.     Specimen Certificate of Common Stock. (1)

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

  10.14*    Letter Offer from the Company to James E. Roos dated June 2,1997.

  11.1      Statement re Computation of Per Share Earnings -- not applicable.

  23.1      Consent of Independent Accountants

  27.1*     Financial Data Schedule.

-------------------------
(1) Incorporated by reference pursuant to Rule 12b-32 from the Company's Registration Statement on Form S-1 (Registration No. 333-12021).

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

 *  Previously filed.