Form 10-Q
period 1998-06-30
CANDLEWOOD HOTEL CO INC
filed 1998-08-14
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _______________ to ________________


     Commission file number 000-21583


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


                              Lakepoint Office Park
                                 9342 E. Central
                              Wichita, Kansas 67206
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (316) 631-1300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                    Class                   Outstanding at June 30, 1998
        ----------------------------        ----------------------------
        Common Stock, $.01 par value             9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.


                                    FORM 10-Q


                     FOR THE QUARTER ENDED JUNE 30, 1998



                                      INDEX

                                                                              PAGE
                                                                              ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Consolidated Balance Sheets at June 30, 1998
                  and December 31, 1997                                          3

               Consolidated Statements of Operations for the three
                  and six months ended June 30, 1998 and 1997                    4

               Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1998 and 1997                            5

               Notes to Consolidated Financial Statements                     6-10

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10-17

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                        18

Item 4.        Submission of Matters to Vote of Security Holders                18

Item 5.        Other Information                                                18

Item 6.        Exhibits and Reports on Form 8-K                                 19

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                   JUNE 30,       DECEMBER 31,
                                                                    1998             1997
                                                                 -----------      -----------
                                                                 (UNAUDITED)
ASSETS
Investment in hotels completed and under
     construction:
     Hotels completed                                             $  75,357       $  75,589
     Hotels under construction                                       95,878          46,320
     Other costs                                                      9,219           7,973
                                                                  ---------       ---------
                                                                    180,454         129,882
     Accumulated depreciation and amortization                         (856)         (1,109)
                                                                  ---------       ---------
     Net investment in hotels                                       179,598         128,773

Cash and cash equivalents (including $1,310 and
       $1,510 of restricted cash, respectively)                      11,735          35,355
Deposits                                                             19,095           8,594
Accounts and other receivables                                        4,964           3,266
Other assets                                                          7,773           5,819
                                                                  ---------       ---------

           Total assets                                           $ 223,165       $ 181,807
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                       $  73,813       $  63,416
Accounts payable and other accrued expenses                          40,625          16,040
Deferred gain on sale of hotels                                      11,915           6,807
Other liabilities                                                     1,586           1,494
                                                                  ---------       ---------
           Total liabilities                                        127,939          87,757

Redeemable, convertible preferred stock (Series "A"),
       $1,000 stated value, 65,000 shares authorized
       and outstanding, net of offering costs                        61,339          61,461

Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares
        authorized 9,025,000 issued and outstanding                      90              90
     Additional paid-in capital                                      35,270          35,270
     Accumulated deficit                                             (1,473)         (2,771)
                                                                  ---------       ---------
           Total stockholders' equity                                33,887          32,589
                                                                  ---------       ---------
           Total liabilities and stockholders' equity             $ 223,165       $ 181,807
                                                                  =========       =========

See accompanying notes to consolidated financial statements

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)

                                                                              For the
                                          For the Quarter Ended          Six-Months Ended
                                       --------------------------  ---------------------------
                                          June 30,      June 30,       June 30,        June 30,
                                           1998          1997           1998             1997
                                       -----------    ------------   ------------   ------------
REVENUES:
Hotel operations                       $    10,330    $     1,218    $    17,247    $     1,757
Other income                                   114             60            288             60
                                       -----------    -----------    -----------    -----------
    Total hotel operating revenues          10,444          1,278         17,535          1,817
Proceeds from sale of hotels, net
     of deferred gain of $6,446             55,592           --          104,514           --
Gain recognized on sale of hotels              154           --              194           --
                                       -----------    -----------    -----------    -----------
     Total revenues                         66,190          1,278        122,243          1,817
                                       -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                     5,658            842         10,067          1,377
Corporate operating expenses                   929            526          1,737            937
Rent expense on leased hotels                2,624           --            4,046           --
Depreciation and amortization                  452            282            799            473
                                       -----------    -----------    -----------    -----------
     Total operating costs and
       expenses                              9,663          1,650         16,649          2,787
Cost of hotels sold                         55,592           --          104,514           --
                                       -----------    -----------    -----------    -----------
                                               935           (372)         1,080           (970)

Interest income                                124            248            486            623
Interest expense                              --              (39)           (38)          (190)
                                       -----------    -----------    -----------    -----------
     Pre-tax income (loss)                   1,059           (163)         1,528           (537)

Income tax                                    (230)          --             (230)          --
                                       -----------    -----------    -----------    -----------
     Net income (loss)                         829           (163)         1,298           (537)

Preferred stock dividends                   (1,215)          --           (2,417)          --
                                       -----------    -----------    -----------    -----------
Net loss available to common
     stockholders                      $      (386)   $      (163)   $    (1,119)   $      (537)
                                       ===========    ===========    ===========    ===========
Net loss per share of common
     stock basic and diluted           $     (0.04)   $     (0.02)   $     (0.12)   $     (0.06)
                                       ===========    ===========    ===========    ===========
Weighted average shares
     outstanding - basic and diluted     9,025,000      9,025,000      9,025,000      9,025,000
                                       ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                     Six Months Ended   Six Months Ended
                                                       June 30, 1998     June 30, 1997
                                                     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $   1,298         $    (537)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                              799               473
    Change in:
      Deposits                                             (10,501)             --
      Accounts receivable                                   (1,854)             (399)
      Opening costs                                           (640)             (326)
      Other assets                                            (743)             (549)
      Accounts payable and other accrued expenses            4,779              (299)
      Other liabilities                                        194               101
                                                         ---------         ---------
        Net cash used in operating activities               (6,668)           (1,536)
                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under
  construction                                            (137,455)          (35,004)
Increase in acquisition costs                                 (606)              (59)
Purchase of intangible assets                                  (25)               (6)
                                                         ---------         ---------
        Cash used in investing activities                 (138,086)          (35,069)
                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of hotels                               110,960              --
Payments on mortgages and notes payable                    (61,277)               (3)
Proceeds from mortgages and notes payable                   71,674            14,481
Expenditures for private placement                            (122)             --
Payments on capital leases                                    (101)             --
                                                         ---------         ---------
        Net cash provided by financing activities          121,134            14,478
                                                         ---------         ---------
Net increase (decrease) in cash and cash
  equivalents                                              (23,620)          (22,127)

Cash and cash equivalents at beginning of period            35,355            33,792
                                                         ---------         ---------
Cash and cash equivalents at end of period               $  11,735         $  11,665
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

        The accompanying unaudited financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the Reorganization, and various wholly-owned LLCs which own or lease certain hotels. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of the Company's financial position and results of operations. The condensed consolidated balance sheet data at December 31, 1997 was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results which may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

        The Company's sales of hotels are accompanied by a leaseback of the facilities under operating lease arrangements. Such sales are recognized when the title passes to the buyer, generally upon the receipt of proceeds. Related profit is deferred under generally accepted accounting principles until operating performance levels are achieved. At such time, the deferred gain is recognized in earnings over the remaining lease term.

F.  Income Taxes

        The Company is taxed as a corporation as defined in subchapter "C" under the Internal Revenue Code for federal and state income tax purposes and accounts for any temporary differences under the asset and liability method.

G.  Earnings Per Share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The assumed conversion of the Company's Series A and Series B Preferred Stock and the outstanding options to purchase the Company's common stock would be antidilutive and, therefore, are not included in the reported diluted earnings per share calculation.

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

Note 2:  Notes Payable

        As of June 30, 1998, the Company had entered into building loan agreements with GMAC Commercial Mortgage Corporation for 24 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25%. Based on the individual note, principal payments commence either 12 months following related hotel opening or 18 months from related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using either a 10% fixed interest rate or the prevailing interest rate under the note. The notes mature on the first day of the first full calendar month after the fourth anniversary and provide for two 12-month extension periods. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. Certain amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree Corporation, a wholly-owned subsidiary of Promus Hotel Corporation. At June 30, 1998, $51.3 million was outstanding under these 24 building loan agreements.

        The Company has entered into a promissory note with NationsBank of Texas, N.A. ("NationsBank") relating to the Company's Overland Park, Kansas hotel. The agreement was entered into by a wholly-owned subsidiary of the Company which owns the related property and hotel. Interest on the loan is payable monthly at a variable rate per annum equal to the lesser of the bank's prime rate plus 0.5% or LIBOR plus 2.75%. Principal amortization payments based on a 25-year term begin in September, 1998, and will continue until February, 2000 at which time the note matures. The loan may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loan are secured by the hotel and the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to NationsBank and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At June 30, 1998, $4.0 million was outstanding under the note.

        The Company had $15.0 million in subordinated indebtedness outstanding as of June 30, 1998 with Doubletree Corporation, evidenced by two promissory notes. Interest is payable quarterly at rates ranging from 7.0% to 15.0%, with principal of $12.5 million and $2.5 million payable at maturity in November, 2001, and July, 2002, respectively.

        At June 30, 1998, the Company had $3.5 million of short-term promissory notes related to the acquisition of certain property sites. The notes range in maturity from 30 to 180 days with interest payable at maturity at rates ranging from 9.0% to 12.0%.

Note 3:  Preferred Stock

General

        The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At June 30, 1998 and December 31, 1997, as more fully described below, 65,000 shares of Series A redeemable preferred stock were issued and outstanding.

Series "A" Preferred Stock Offering

        In order to help finance the continued nationwide development of Company-owned hotels, in October 1997, the Company completed a $65.0 million private placement (the "Private Placement") of 65,000 shares of Series "A" Preferred Stock (the "Preferred Stock") at an offering price of $1,000 per share (the "Stated Value"). The net proceeds to the Company were approximately $61.3 million, after deducting commissions and expenses of $3.7 million.

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

Note 4:  Sale-Leaseback

        In November, 1997, the Company entered into an agreement with Hospitality Properties Trust ("HPT"), to sell 15 hotels for a total purchase price of $100 million, and to lease the hotels back from the buyer under a noncancelable operating lease. The Company completed the sale and leaseback of five hotels in December, 1997, nine hotels in the first quarter of 1998, and one hotel in the second quarter of 1998.

        In May, 1998, the Company announced a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $141.4 million. The Company expects to use the proceeds, after repayment of debt and expenses, for the continued national expansion of its hotel brand. The first closing was completed on May 21, 1998 and as of June 30, 1998, six of the 17 hotels had been sold. The remainder of the transaction is expected to close in several phases and be completed by the end of 1998 or the first quarter of 1999.

        Both transactions with HPT bear similar terms. Terms of the sale are all cash at the close of escrow for hotels sold. The lease term for the noncancelable operating leases is 14 years for the 15 hotels in the first transaction and 13 years for the 17 hotels in the second transaction. The leases call for monthly lease payments and a security deposit equal to one year's lease payments.

        The agreements also provide for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place a 5% guaranty deposit with HPT, upon the initial closing of each transaction; the deposit will be refunded to the Company when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. The guaranty deposit is charged to cost of sales as the hotels are sold. Upon attainment of the required coverage ratios, a portion of the guaranty deposit refunded to the Company will be recognized in income in accordance with generally accepted accounting principles beginning in the period such funds are received.

        As of June 30, 1998, the Company had completed the sale of 21 hotels, 16 of which have been sold in 1998. The cumulative sales price for the 21 hotels is $146.9 million with a total deferred gain on the sale of the hotels of $11.9 million. Such gain will be recognized into income as required support obligations stipulated in the operating lease agreements are met.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

General

        The Company owns, develops, operates, manages and franchises hotels serving mid-market extended-stay business travelers. The Company's overall results of operations and financial position are significantly influenced by its development activity. The Company began operations in October, 1995, and opened it's first hotel in May, 1996. At the end of 1997, the Company operated 21 hotels located in 16 different states. During the first quarter of 1998, the Company opened two new company-operated hotels and two new franchised hotels. During the second quarter of 1998, the Company opened 10 new company-operated hotels. At June 30, 1998, the Company had a total of 33 company-operated hotels and five franchised hotels in operation, located in 19 different states. The Company also began construction on ten additional company-owned properties during the second quarter. At the end of the quarter, the Company had a total of 29 company-owned hotels and five franchised hotels under construction, and was performing market-feasibility due diligence with respect to 33 potential development sites under contract in 29 states. The contracts into which the Company enters for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale of the real property. The Company reserves the right to terminate each contract if it is not satisfied with the results of the investigations and due diligence. There can be no assurance that the Company will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget.

        In order to fully utilize the Company's financial resources and accelerate the roll-out of hotels, the Company has agreed to sell and leaseback certain of its hotels from HPT.. The provisions of the sale-leaseback transaction allows the Company to operate, as lessee, on a long-term basis, hotels which it has developed or will develop and to retain a portion of improved hotel economics under certain circumstances. Quarterly and year to date results from operations for the three months and six months ended June 30, 1998, reflect the ongoing transaction with HPT. For this reason, care should be exercised when drawing comparison to 1997 results. In place of depreciation and amortization of assets and interest expense, the Company has recorded rent expense on hotels leased back from HPT under an operating lease agreement. Proceeds from the sale of hotels is recorded net of the deferred gain on sale. The gain is deferred under generally accepted accounting principles until operating performance levels are achieved. At such time, the deferred gain will be recognized in earnings over the remaining lease term.

        The Company's operating results are significantly influenced by several factors including (i) the demand for and supply of extended-stay lodging in the Company's markets, (ii) occupancy and average daily rates, (iii) the effectiveness of hotel operations, (iv) the cost at which the Company can develop additional extended-stay lodging properties and (v) other factors discussed in the Company's Annual Report on Form 10-K. The Company's overall occupancy and average daily rates during any period are further influenced by the number of hotels in their first 12 months of operation, during which occupancy rates are typically lower. Newly opened properties typically experience lower occupancies during their first 12 months of operation and as a result average occupancy rates are impacted by the ratio of newly opened properties to total properties. Capital and credit market conditions which affect the Company's cost of capital may influence future operating results, as well. The results of operations for this period are not necessarily indicative of the future results of operations of these hotels or of other Company-owned hotels.

Results of Operations

Comparison of fiscal quarters ended June 30, 1998 and 1997

    Hotel Operations

        Revenue from hotel operations, which includes room revenue and other revenue (e.g. guest telephone, vending, pay-per-view movie rental), totaled $10.3 million for the quarter ended June 30, 1998, compared to $1.2 million for the quarter ended June 30, 1997. The increase in room revenue was a result of the operations of the 33 hotels open at June 30, 1998, compared to the operations of the five hotels open at June 30, 1997. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 69.4% for the quarter ended June 30, 1998, compared to 57.5% for the quarter ended June 30, 1997, and was positively impacted by the increasing occupancy of hotels which had completed or were near completion of their ramp-up phase. During the quarter ended June 30, 1998, the average daily room rate was $53.15 compared to $49.37 for the quarter ended

June 30, 1997. Revenue per available room (RevPAR) was $36.88 for the quarter ended June 30, 1998, compared to $28.40 for the quarter ended June 30, 1997. The increase in average daily room rate and RevPAR was positively impacted by the Company's entry into higher priced markets and the gradual increase in rates and occupancy percentages for certain hotels which had completed or were near completion of their ramp-up phase.

        Hotel operating expenses for the quarter ended June 30, 1998, totaled $5.7 million, compared to $842,000 for the same period in 1997, and consisted of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. At June 30, 1998, the Company had 33 hotels in operation, compared to five hotels at June 30, 1997, and the increase in hotel operating expenses in the second quarter of 1998 compared to 1997 was a result of this growth.

        Depreciation and amortization expense applicable to hotel operations (e.g. building, furniture, fixtures, equipment and capitalized opening costs) for the quarter ended June 30, 1998, totaled $386,000, compared to $252,000 for the quarter ended June 30, 1997. The increase in depreciation and amortization expense in the second quarter of 1998 compared to 1997 was a result of the increase in the number of company-owned hotels in operation during the 1998 period. In accordance with generally accepted accounting principles, the Company did not depreciate certain assets held for sale pursuant to sale-leaseback transactions during the quarter ended June 30, 1998. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of opening costs, which are amortized over no more than the first twelve months of operations.

    Corporate Operations

        Other income for the quarter ended June 30, 1998, totaled $114,000, compared to $60,000 for the quarter ended June 30, 1997. Other income consists primarily of franchise fees and royalty fees from franchise hotels and management fees received from a managed hotel, Cambridge Suites, located in Wichita, Kansas. At June 30, 1998, the Company had five franchised hotels in operation, compared to one hotel at June 30, 1997. The growth in other income in the second quarter of 1998 compared to 1997 was due to royalty income from the franchised hotels and timing of recognition of franchise fee income.

        The Company sold seven hotels to HPT during the second quarter of 1998 for a total sales price of $55.0 million. For the quarter ended June 30, 1998, the Company recognized $154,000 in earnings from gain on hotels sold based on hotel operating performance. The Company also incurred rent expense in the second quarter of $2.6 million on the 21 hotels sold to HPT as of June 30, 1998. There was no sale-leaseback activity recorded in the three month period ended June 30, 1997.

        Corporate operating expenses for the quarter ended June 30, 1998, totaled $929,000 compared to $526,000 for the quarter ended June 30, 1997, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's increase in hotels in operation, under construction and properties on which the Company was performing due diligence.

        Depreciation and amortization applicable to corporate operations for the quarter ended June 30, 1998, totaled $66,000, compared to $30,000 for the quarter ended June 30, 1997, and related to the furniture, equipment and intangible assets of the corporate office. The increase in depreciation and amortization reflects the increase in furniture, fixtures and equipment required as the corporate office support staff expands to meet the Company's growth needs. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g. operating rights, trademarks, logos) is computed using the straight-line method over the life of the corresponding asset.

        The Company earned $124,000 of interest income during the quarter ended June 30, 1998, which resulted principally from short-term investment of excess funds. For the quarter ended June 30, 1997, the Company earned $248,000 of interest income related to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock. The Company capitalized all interest expense for the quarter ended June 30, 1998, compared to $39,000 for the quarter ended June 30, 1997. The decrease in interest expense was a result of the use of the proceeds from the Private Placement and sale-leaseback transactions to fund the Company's expansion in 1998 rather than the use of borrowed funds.

Comparison of six months ended June 30, 1998 and 1997

    Hotel Operations

        Revenue from hotel operations, which includes room revenue and other revenue (e.g. guest telephone, vending, pay-per-view movie rental), totaled $17.2 million for the six months ended June 30, 1998, compared to $1.8 million for the six months ended June 30, 1997. The increase in room revenue was a result of the operations of the 33 hotels open at June 30, 1998, compared to the operations of the five hotels open at June 30, 1997. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 65.3% for the six months ended June 30, 1998, compared to 54.1% for the six months ended June 30, 1997, and was positively impacted by the increasing occupancy of hotels which had completed or were near completion of their ramp-up phase. During the six months ended June 30, 1998, the average daily room rate was $53.42 compared to $48.28 for the quarter ended June 30, 1997. Revenue per available room (RevPAR) was $34.88 for the six months ended June 30, 1998, compared to $26.12 for the six months ended June 30, 1997. The increase in average daily room rate and RevPAR was positively impacted by the Company's entry into higher priced markets and the gradual increase in rates and occupancy percentages for certain hotels which had completed or were near completion of their ramp-up phase.

        Hotel operating expenses for the six months ended June 30, 1998, totaled $10.1 million, compared to $1.4 million for the same period in 1997, and consisted of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses was primarily due to the additional number of hotels in operation during the six months ended June 30, 1998.

        Depreciation and amortization expense applicable to hotel operations (e.g. building, furniture, fixtures, equipment and capitalized opening costs) for the six months ended June 30, 1998, totaled $676,000, compared to $413,000 for the six months ended June 30, 1997. The increase in depreciation and amortization expense in the first quarter of 1998 compared to 1997 was a result of the increase in the number of company-owned hotels in operation during the 1998 period. In accordance with generally accepted accounting principles, the Company did not depreciate certain assets held for sale pursuant to sale-leaseback transactions during the six months ended June 30, 1998. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of opening costs, which are amortized over no more than the first twelve months of operations.

    Corporate Operations

        Other income for the six months ended June 30, 1998, totaled $288,000, compared to $60,000 for the six months ended June 30, 1997. Other income consists primarily of franchise fees and royalty fees from franchise hotels and management fees received from a managed hotel, Cambridge Suites, located in Wichita, Kansas. At June 30, 1998, the Company had five franchised hotels in operation, compared to one hotel at June 30, 1997. The growth in other income in 1998 compared to 1997 was due to royalty income from the franchised hotels and timing of recognition of franchise fee income.

        The Company sold 16 hotels to HPT during the six months ended June 30, 1998 for a total sales price of $111.0 million. A deferred gain of $6.4 million was recorded on the sale. For the six months ended June 30, 1998, the Company recognized $194,000 in earnings from gain on hotels sold, based on hotel operating performance. The Company also incurred rent expense on leased hotels of $4.0 million on the 21 hotels sold to HPT as of June 30, 1998. There was no sale-leaseback activity recorded in the six month period ended June 30, 1998.

        Corporate operating expenses for the six months ended June 30, 1998, totaled $1.7 million compared to $937,000 for the six months ended June 30, 1997, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's increase in hotels in operation, under construction and properties on which the Company was performing due diligence.

        Depreciation and amortization applicable to corporate operations for the quarter ended June 30, 1998, totaled $123,000, compared to $60,000 for the six months ended June 30, 1997, and related to the furniture, equipment and intangible assets of the corporate office. The increase in depreciation and amortization reflects the increase in furniture, fixtures and equipment required as the corporate office support staff expands to meet the Company's growth needs. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g. operating rights, trademarks, logos) is computed using the straight-line method over the life of the corresponding asset.

        The Company earned $486,000 of interest income during the six months ended June 30, 1998, which resulted principally from short-term investment of excess funds. For the six months ended June 30, 1997, the Company earned $623,000 of interest income related to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock. The Company had interest expense, net of capitalized interest, of $38,000 for the six months ended June 30, 1998, compared to $190,000 for the six months ended June 30, 1997. The decrease in interest expense was a result of the use of the proceeds from the Private Placement and sale-leaseback transaction to fund the Company's expansion in 1998 rather than the use of borrowed funds.

Liquidity and Capital Resources

        In two closings, on July 13, 1998 and August 3, 1998, the Company completed a private placement whereby the Company issued 42,000 shares of its Series B Cumulative Convertible Preferred Stock, par value $.01 per share, at a price of $1,000 per share. In addition, the Company issued 336,000 warrants to purchase Common Stock at $12.00 per share. In total, $42.0 million in proceeds was received, before placement fees and other placement-related costs. The Company intends to use the net proceeds of the private placement to support the continued development of the Company's extended-stay hotels and other general corporate purposes.

        In May 1998, the Company announced a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $141.4 million. As of June 30, 1998, six of the 17 hotels had been sold. The remainder of the transaction is expected to close in several phases and be completed by the end of 1998 or the first quarter of 1999.

        At June 30, 1998, the Company had commitments to complete construction of 29 extended-stay properties with a total cost of approximately $232 million. The Company believes that a combination of its cash and cash equivalents and cash from operations, borrowed funds from third party lenders (if approved on an individual basis), together with its subordinated credit facility and construction loan guarantees from Doubletree, and proceeds from the private placement and sale-leaseback will be sufficient to provide capital for development and operations into the fourth quarter of 1998. There can be no assurance that changes will not occur that will require the Company to seek additional capital or financing at an earlier date. Capital resources in addition to those described above will be needed to fund the Company's planned development. The Company may establish credit facilities or issue long-term debt or additional equity securities. There can be no assurance that the Company will be able to obtain financing on a timely basis, on acceptable terms or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and could have a material adverse effect on the Company.

        During the six months ended June 30, 1998, net cash used in operating activities totaled $6.7 million compared to the six months ended June 30, 1997 when the Company used $1.5 million in operating activities. For the 1998 period, increases in deposits of $10.5 million resulted from the 10% security deposit and 5% guaranty deposit required for the additional 16 hotels sold pursuant to the sale leaseback agreements with HPT. This amount was partially offset by a $4.8 million increase in accounts payable and accrued expenses related to the 33 hotels in operation and 29 hotels under construction.

        Net cash used in investing activities for the six months ended June 30, 1998, totaled $138.1 million, compared to $35.1 million for the six months ended June 30, 1997, reflecting the expenditures for completion of hotels that were sold and the increase in the number of properties open and under construction. At June 30, 1998, the Company had 33 hotels open and 29 under construction compared to five open hotels and 21 hotels under construction at June 30, 1997.

        Net cash provided by financing activities for the six months ended June 30, 1998, totaled $121.1 million, compared to $14.5 million for the six months ended June 30, 1997. The increase in cash reflects the $111.0 million proceeds from the sale of the 16 hotels in 1998. In the 1997 period, the cash provided by financing activities was related to proceeds from mortgages and notes payable.

        The Company has not paid dividends on its Common Stock. The Company currently does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Series A and Series B Preferred Stock accumulate dividends which are payable quarterly in cash, initially on August 31, 1998. After payment of dividends on the Preferred Stock, the Company intends to retain any future earnings for reinvestment in the development and expansion of its business.

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

Impact of New Accounting Standards

        In April, 1998, the American Institute of Certified Public Accountants issued a Statement of Position (SOP 98-5), Reporting on the Costs of Start-up Activities. The SOP requires that entities expense costs of start-up activities as they are incurred. Except for certain entities, this SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes hotel opening costs and amortizes such costs, commencing on the date a property is opened, over the shorter of the estimated period of benefit or 12 months. Opening costs capitalized, net of accumulated amortization, at June 30, 1998, totaled $2.4 million. Candlewood expects to adopt the SOP in the fourth quarter of 1998, at which time a cumulative effect of the change in accounting principle will be recorded.

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

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           In two closings, on July 13, 1998 and August 3, 1998, the Company completed a private placement whereby the Company issued 42,000 shares of its Series B Cumulative Convertible Preferred Stock, par value $.01 per share, at a price of $1,000 per share. In addition, the Company issued 336,000 warrants to purchase Common Stock at $12.00 per share. The purchasers of the Preferred Stock consisted of a group of institutional investors and individuals who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The sales were made in reliance on an exemption from registration pursuant to
           Section 4(2) of the Act, as transactions by an issuer not involving a public offering. The contents of the Company's current report on form 8-K filed on August 10, 1998 are incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           On May 18, 1998, the Company held its 1998 Annual Meeting of Stockholders 1) to elect the Company's board of directors, and 2) to amend the Company's Equity Participation Plan to increase the number of authorized shares of Common Stock available for issuance from 900,000 to 1,676,710. The number of shares entitled to vote was 9,025,000 shares of the Company's Common Stock and 65,000 shares of the Company's Series A Preferred Stock. On an as-converted basis, the total number of shares of Common Stock available to vote was 15,867,105. The total number of shares represented in person or by proxy to vote was 10,193,972 for the election of the directors and 9,783,632 for the amendment to the Equity Participation Plan. Each of the current directors was re-elected. Messrs. Costley, Cresci, DeBoer, Ferris, Fix, Morris, Pados, Perocchi and Salazar received 10,192,772 affirmative votes with 1,200 votes against. The amendment to the Equity Participation Plan passed with 9,128,845 affirmative votes, 651,055 votes against, and 3,732 votes abstained. No other matters were put to a vote of stockholders at the Annual Meeting.

ITEM 5.    OTHER INFORMATION

           New SEC rules regarding shareholder proposals became effective on June 29, 1998. Pursuant to these new rules, if the Company has not received notice by March 4, 1999 of any matter a shareholder intends to propose for a vote at the 1999 Annual Meeting of Shareholders, then a proxy solicited by the Board of Directors may be voted on such matter in the discretion of the proxy holder, without discussion of the matter in the proxy statement soliciting such proxy and without such matter appearing as a separate item on the proxy card.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b)        Reports on Form 8-K

           On June 9, 1998, the Company filed Report on Form 8-K, reporting the Sale/Leaseback Transaction entered into with HPT on May 14, 1998.

           On August 6, 1998, the Company filed Report on Form 8-K/A, amending the Form 8-K filed on June 9, 1998. This filing disclosed certain amendments and the pro forma financial information relating to the Sale/Leaseback Transaction.

           On August 10, 1998, the Company filed Report on Form 8-K, reporting the issuance of the Company's Series B Cumulative Convertible Preferred Stock.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CANDLEWOOD HOTEL COMPANY, INC.




Date: August 14, 1998                    By: /s/ JACK P. DEBOER
                                             -----------------------------------
                                                 Jack P. DeBoer, Chairman
                                                 and Chief Executive Officer



Date: August 14, 1998                    By: /s/ WARREN D. FIX
                                             -----------------------------------
                                                 Warren D. Fix, Executive Vice
                                                 President and Chief Financial
                                                 Officer

                                  EXHIBIT INDEX

                                                                          Sequentially
                                                                            Numbered
   Exhibit No.                         Description                            Page
   -----------                         -----------                        ------------
       3.1        Restated Certificate of Incorporation of the Company.(1)
       3.2        Bylaws of the Company.(1)
       3.3        Amended Bylaws of the Company(10)
       3.4        Certificate of Designations, Preferences and
                  Relative, Participating, Optional and Other Special
                  Rights of Preferred Stock and Qualifications,
                  Limitations and Restrictions Thereof of Series A
                  Cumulative Convertible Preferred Stock of Candlewood
                  Hotel Company, Inc.(3)
       3.5        Certificate of Designations, Preferences and
                  Relative, Participating, Optional and Other Special
                  Rights of Preferred Stock and Qualifications,
                  Limitations and Restrictions Thereof of Series B
                  Cumulative Convertible Preferred Stock of Candlewood
                  Hotel Company, Inc.(10)
       4.1        Specimen Certificate of Common Stock.(1)
       4.2        Form of Warrant(9)
       4.3        Amended and Restated Stockholders Agreement dated as
                  of July 10, 1998(10)
      10.1        Form of Indemnification Agreement for executive officers
                  and directors.(5)
      10.2        1996 Equity Participation Plan and form of stock
                  option agreements.(5)
      10.3        First Amendment to the 1996 Equity Participation Plan
                  effective as of May 18, 1998
      10.4        Employment Agreement between the Company and Jack P. DeBoer dated as of September 1, 1996.(1)
      10.5        Credit Facility Agreement between the Company and
                  Doubletree Corporation dated as of November 11, 1996.(2)
      10.6        Subordinated Promissory Note from the Company to
                  Doubletree Corporation dated as of November 11, 1996.(2)
      10.7        Employment Agreement between the Company and James
                  Roos dated as of June 2, 1997.(4)
      10.8        Series A Cumulative Convertible Preferred Stock
                  Purchase Agreement dated as of August 27, 1997.(3)
      10.9        Purchase and Sale Agreement, dated as of November
                  19, 1997, by and among the Company and certain of its
                  affiliates, as sellers, and HPT, as purchaser.(6)
      10.10       Agreement to Lease, dated as of November 19, 1997,
                  by and between the Company and HPT.(6)
      10.11       Lease Agreement, dated as of December 24, 1997, by
                  and between HPTCW, as landlord, and Candlewood Leasing
                  No. 1, Inc., as tenant.(6)
      10.12       Guaranty Agreement, dated as of December 24, 1997,
                  by the Company for the benefit of HPTCW and HPT.(6)
      10.13       Stock Pledge Agreement, dated as of December 24,
                  1997, by the Company for the benefit of HPTCW.(6)
      10.14       Purchase and Sale Agreement, dated as of May 14,
                  1998, by and among the Company and certain of its
                  affiliates, as sellers, and HPT, as purchaser.(7)
      10.15       Agreement to Lease, dated as of May 14, 1998, by
                  and between the Company and HPT.(7)
      10.16       Lease Agreement, dated as of May 21, 1998, by and
                  between HPTCW, as landlord, and Candlewood Leasing
                  No. 2, Inc., as tenant.(7)
      10.17       Guaranty Agreement, dated as of May 14, 1998, by
                  the Company for the benefit of HPTCW and HPT.(7)
      10.18       Stock Pledge Agreement, dated as of May 21, 1998, by
                  the Company for the benefit of HPTCW.
      10.19       Second Amendment to Purchase and Sale Agreement,
                  Agreement to Lease, Lease Agreement and Incidental
                  Documents dated as of July 31, 1998(9)
      10.20       Securities Purchase Agreement dated as of June 30,
                  1998(10)


                                                                          Sequentially
                                                                            Numbered
   Exhibit No.                         Description                            Page
   -----------                         -----------                        ------------
      10.21       Amended and Restated Registration Rights Agreement
                  dated as of July 10, 1998(10)
      11.1        Statement re Computation of Per Share Earnings - not
                  applicable.
      27.1        Financial Data Schedule.

-------------------
 (1) Incorporated by reference pursuant to Rule 12b-32 from the Company's Registration Statement on Form S-1 (Registration No. 333-12021).

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

 (3) Incorporated by reference from the Company's Current Report on Form 8-K filed on October 8, 1997.

 (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

 (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

 (6) Incorporated by reference from the Company's Current Report on Form 8-K filed January 7, 1998.

 (7) Incorporated by reference from the Company's Current Report on Form 8-K filed June 9, 1998.

 (8) Incorporated by reference from the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 filed July 30, 1998.

 (9) Incorporated by reference from the Company's Current Report on Form 8-K/A filed August 6, 1998.

(10) Incorporated by reference from the Company's Current Report on Form 8-K filed August 10, 1998.