Form 10-Q
period 1998-09-30
CANDLEWOOD HOTEL CO INC
filed 1998-11-16
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

    Commission file number 000-21583


                         Candlewood Hotel Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                 48-1188025
-------------------------------------------------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)


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

          Class                                 Outstanding at November 13, 1998
----------------------------                    --------------------------------
Common Stock, $.01 par value                             9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998


                                      INDEX

                                                                          PAGE
                                                                        --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Consolidated Balance Sheets at September 30, 1998
                  and December 31, 1997                                       3

               Consolidated Statements of Operations for the three
                  and nine months ended September 30, 1998 and 1997           4

               Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1998 and 1997                    5

               Notes to Consolidated Financial Statements                6 - 10

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   11 - 20

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share and per share data)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                              -------------    ------------
                                                              (UNAUDITED)
ASSETS
Investment in hotels completed and under construction:
     Hotels completed                                          $  88,473       $  75,589
     Hotels under construction                                   120,214          46,320
     Other costs                                                  20,864           7,973
                                                               ---------       ---------
                                                                 229,551         129,882
     Accumulated depreciation and amortization                    (1,966)         (1,109)
                                                               ---------       ---------
     Net investment in hotels                                    227,585         128,773

Cash and cash equivalents (including $1,200 and $1,510 of
     restricted cash, respectively)                               20,021          35,355
Deposits                                                          21,060           8,594
Accounts and other receivables                                     4,620           3,266
Other assets                                                       9,723           5,819
                                                               ---------       ---------
           Total assets                                        $ 283,009       $ 181,807
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                    $  95,552       $  63,416
Accounts payable and other accrued expenses                       41,634          16,040
Deferred gain on sale of hotels                                   12,704           6,807
Other liabilities                                                  2,424           1,494
                                                               ---------       ---------
           Total liabilities                                     152,314          87,757

Redeemable, convertible preferred stock ("Series A"),
     $1,000 stated value, 65,000 shares authorized
     and outstanding, net of offering costs                       61,339          61,461

Redeemable, convertible preferred stock ("Series B"),
     $1,000 stated value, 42,000 shares authorized
     and outstanding, net of offering costs                       39,434              --

Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares
        authorized, 9,025,000 issued and outstanding                  90              90
     Additional paid-in capital                                   35,270          35,270
     Accumulated deficit                                          (5,438)         (2,771)
                                                               ---------       ---------
           Total stockholders' equity                             29,922          32,589
                                                               ---------       ---------
           Total liabilities and stockholders' equity          $ 283,009       $ 181,807
                                                               =========       =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)


                                                 For the Quarter Ended             For the Nine-Months Ended
                                             ------------------------------     -------------------------------
                                             September 30,    September 30,     September 30,     September 30,
                                                1998              1997              1998               1997
                                             -------------    -------------     -------------     -------------
REVENUES:
Hotel operations                             $    14,120       $     1,691       $    31,367       $     3,448
Other income                                         106                78               394               138
                                             -----------       -----------       -----------       -----------
    Total hotel operating revenues                14,226             1,769            31,761             3,586
Proceeds from sale of hotels, net
     of deferred gain of $9,130                   30,216                --           134,730                --
Gain recognized on sale of hotels                    104                --               298                --
                                             -----------       -----------       -----------       -----------
     Total revenues                               44,546             1,769           166,789             3,586
                                             -----------       -----------       -----------       -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                           7,478             1,095            17,545             2,472
Corporate operating expenses                         819               777             2,556             1,714
Rent expense on leased hotels                      3,662                --             7,708                --
Depreciation and amortization                      1,232               361             2,031               834
                                             -----------       -----------       -----------       -----------
     Total operating costs and expenses           13,191             2,233            29,840             5,020
Cost of hotels sold                               30,216                --           134,730                --
                                             -----------       -----------       -----------       -----------
                                                   1,139              (464)            2,219            (1,434)
Interest income                                      451               120               937               743
Interest expense                                      --                (8)              (38)             (198)
                                             -----------       -----------       -----------       -----------
      Income (loss) before income taxes            1,590              (352)            3,118              (889)
Income tax                                          (636)               --              (866)               --
                                             -----------       -----------       -----------       -----------
     Net income (loss)                               954              (352)            2,252              (889)

Preferred stock dividends                         (1,898)               --            (4,315)               --
                                             -----------       -----------       -----------       -----------
Net loss available to common stockholders    $      (944)      $      (352)      $    (2,063)      $      (889)
                                             ===========       ===========       ===========       ===========
Net loss per share of common
     stock - basic and diluted               $     (0.10)      $     (0.04)      $     (0.23)      $     (0.10)
                                             ===========       ===========       ===========       ===========
Weighted average shares outstanding -
   basic and diluted                           9,025,000         9,025,000         9,025,000         9,025,000
                                             ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                       Nine Months Ended     Nine Months Ended
                                                      September 30, 1998    September 30, 1997
                                                      ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $   2,252           $    (889)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                              2,031                 834
    Change in:
      Hotels completed and under construction -
        held for sale                                          4,653                  --
      Deposits                                               (12,466)                 --
      Accounts receivable                                     (2,377)               (782)
      Opening costs                                           (2,115)               (404)
      Other assets                                            (1,526)               (615)
      Accounts payable and other accrued expenses              3,278                 793
      Deferred gain on sale of hotels                          5,897                  --
      Other liabilities                                        1,137                  91
                                                           ---------           ---------
        Net cash provided by (used in) operating
          activities                                             764                (972)
                                                           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under
  construction                                               (71,606)            (75,386)
Increase in acquisition costs                                (10,776)             (1,346)
Purchase of intangible assets                                    (38)                 (7)
                                                           ---------           ---------
        Cash used in investing activities                    (82,420)            (76,739)
                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                    111,028              34,995
Payments on mortgages and notes payable                      (78,892)                (40)
Net proceeds from issuance of preferred stock                 39,312              23,652
Preferred stock dividends                                     (4,919)                 --
Payments on other liabilities                                   (207)                 --
                                                           ---------           ---------
        Net cash provided by financing activities             66,322              58,607
                                                           ---------           ---------
Net increase (decrease) in cash and cash equivalents         (15,334)            (19,104)
Cash and cash equivalents at beginning of period              35,355              33,792
                                                           ---------           ---------
Cash and cash equivalents at end of period                 $  20,021           $  14,688
                                                           =========           =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Summary of Significant Accounting Policies

A.  Organization and Basis of Presentation

        The Company's current business of developing, owning, operating, franchising and managing extended-stay hotels originated in November 1995, with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). The Company was incorporated in the State of Delaware in August 1996, and in November 1996, the Company succeeded to the business of Candlewood LLC and completed an initial public offering of its common stock (collectively, the "Reorganization").

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

        Hotels Under Construction. Hotels under construction represents costs incurred in the acquisition and development of hotels. Such costs include land acquisition costs, construction costs, capitalized interest and construction overhead. Interest costs for the construction of hotels are capitalized. Upon completion, the costs of construction, including any capitalized costs, are transferred to hotels completed and depreciated over the asset's useful life for company-owned properties. Approximately $40.0 million of hotels under construction at September 30, 1998, are being held for sale and will not be depreciated.

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

F.  Income Taxes

        The Company is taxed as a corporation as defined in subchapter "C" under the Internal Revenue Code for federal and state income tax purposes and accounts for any temporary differences under the liability method.

G.  Earnings Per Share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The assumed conversion of the Company's Series A and Series B Preferred Stock and the outstanding options and warrants to purchase the Company's common stock would be antidilutive and, therefore, are not included in the reported diluted earnings per share calculation.

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

Note 2:  Mortgages and Notes Payable

        As of September 30, 1998, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 27 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (9.05% to 9.90% as of September 30, 1998). Based on the individual note, principal payments commence either 12 months following related hotel opening or 18 months from related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using either a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and provides for two 12-month extension periods. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. Certain amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree Corporation, a wholly-owned subsidiary of Promus Hotel Corporation. At September 30, 1998, $76.6 million was outstanding under these 27 building loan agreements.

        The Company has entered into a promissory note with NationsBank of Texas, N.A. ("NationsBank") relating to the Company's Overland Park, Kansas hotel. The agreement was entered into by a wholly-owned subsidiary of the Company which owns the related property and hotel. Interest on the loan is payable monthly at a variable rate per annum equal to the lesser of the bank's prime rate plus 0.5% or LIBOR plus 2.75% (8.50% as of September 30, 1998). Principal amortization payments based on a 25-year term began in September 1998, and will continue until February 2000, at which time the note matures. The loan may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loan are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to NationsBank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 1998, $4.0 million was outstanding under the note.

        The Company had $15.0 million in unsecured indebtedness outstanding as of September 30, 1998, with Doubletree Corporation, evidenced by two promissory notes. Interest is payable quarterly at rates ranging from 7.0% to 15.0%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001, and July 2002, respectively.

Note 3: Preferred Stock

General

        The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At September 30, 1998, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

Series A Preferred Stock Offering

        In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of Series A Cumulative Convertible Preferred Stock at an offering price of $1,000 per share ("Stated Value"). The net proceeds to the Company were approximately $61.3 million, after deducting commissions and expenses of $3.7 million.

        The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors.

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

        Certain of the Preferred Stockholders have voting rights related to the nomination and election of directors as defined in a stockholders agreement. Each Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by Preferred Stockholders, as a single class, is required.

Series B Preferred Stock Offering

        On August 3, 1998, the Company completed the private placement of $42.0 million of its Series B Cumulative Convertible Preferred Stock and warrants to purchase its common stock. In total, 42,000 shares of Series B Preferred Stock were issued at an offering price of $1,000 per share ("Stated Value"). Preferred stockholders were also issued, at no additional cost, warrants to purchase 336,000 shares of common stock at $12.00 per share. These warrants expire on July 13, 2005. The net proceeds to the Company were approximately $39.4 million, after deducting commissions and expenses of $2.6 million.

        The Series B Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors.

        Series B Preferred Stockholders will have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Series B Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

        Certain of the Preferred Stockholders have voting rights related to the nomination and election of directors as defined in a stockholders agreement. Each Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by Preferred Stockholders, as a single class, is required.

Note 4: Sale-Leaseback

        In November, 1997, the Company entered into an agreement with Hospitality Properties Trust ("HPT"), to sell 15 hotels for a total purchase price of $100.0 million, and to lease the hotels back from the buyer under a noncancelable operating lease. The Company completed the sale and leaseback of five hotels in December 1997, nine hotels in the first quarter of 1998, and one hotel in the second quarter of 1998.

        In May, 1998, the Company announced a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $141.4 million. The Company completed the sale and leaseback of four hotels in the second quarter of 1998 and six hotels in the third quarter of 1998. As of September 30, 1998, 10 of the 17 hotels had been sold. The remainder of the transaction is expected to close during the first quarter of 1999.

        Terms of the sales are all cash at the close of escrow for hotels sold. The lease term for the noncancelable operating leases is 14 years for the 15 hotels in the first transaction and 13 years for the 17 hotels in the second transaction. The leases call for monthly lease payments and a security deposit equal to one year's lease payments.

        The agreements also provide for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place a 5% guaranty deposit with HPT, upon the initial closing of each transaction, the deposit will be refunded to the Company when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. The guaranty deposit is charged to cost of sales as the hotels are sold. Upon attainment of the required coverage ratios, the portion of the guaranty deposit refunded to the Company will be recognized in income in accordance with generally accepted accounting principles beginning in the period such funds, if any, are received.

        As of September 30, 1998, the Company had completed the sale of 25 hotels, 20 of which have been sold in 1998. The cumulative sales price for the 25 hotels is $179.8 million with a total deferred gain on the sale of the hotels of $12.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company owns, develops, operates, manages and franchises hotels serving mid-market extended-stay business travelers. The Company's overall results of operations and financial position are significantly influenced by its development activity. The following tables set forth the Company's hotel openings and development comparison for the periods indicated:

1998 Year To Date Hotel Openings:

                                                                 1998
                                As of     ----------------------------------------------------
                              12/31/97     1ST Qtr.     2nd Qtr.     3rd Qtr.    As of 9/30/98
                              --------     --------     --------     --------    -------------
Open Hotels
-----------
   Company - Operated            21            2           10            5              38
   Franchised                     3            2           --            2               7
                                 --           --           --           --              --
Total                            24            4           10            7              45
                                 ==           ==           ==           ==              ==


Hotels opened in the third quarter were located in the following areas:

               Company-Operated:

                  o  Charlotte, NC
                  o  Arlington, TX
                  o  Garden Grove, CA
                  o  Irvine, CA
                  o  Albuquerque, NM

               Franchised:

                  o  Syracuse, NY
                  o  Bellevue, WA


Development Comparison:

                                    Number of Hotels
                                     September 30,
                                    ---------------       Increase
                                    1998       1997      (Decrease)
                                    ----       ----      ----------
Open Hotels
-----------
   Company - Operated                38          6           32
   Franchised                         7          2            5
                                    ---        ---          ---
Total                                45          8           37
                                    ===        ===          ===

Under Construction
------------------
   Company - Owned                   27         29           (2)
   Franchised                         3          4           (1)
                                    ---        ---          ---
Total                                30         33           (3)
                                    ===        ===          ===

Under Contract
--------------
   Company - Owned                   28         32          (4)

        At the end of 1997, the Company had a total of 21 company-operated hotels and three franchised hotels located in 19 different states. At September 30, 1998, the Company had a total of 38 company-operated hotels and seven franchised hotels in operation located in 22 different states. In addition, at the end of the third quarter of 1998, the Company had a total of 27 company-owned hotels and three franchised hotels under construction, and was performing market-feasibility due diligence with respect to 28 potential development sites. The contracts into which the Company enters for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale of the real property. The Company reserves the right to terminate each contract if it is not satisfied with the results of the investigations and due diligence. There can be no assurance that the Company will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget.

        The Company has entered into agreements to sell and leaseback certain of its hotels from HPT. The provisions of the sale-leaseback transaction allow the Company to operate, as lessee, over a defined lease term, hotels which it has developed or will develop. Quarterly and year to date results from operations for the three months and nine months ended September 30, 1998, reflect the transactions with HPT. For this reason, care should be exercised when drawing comparison to 1997 results. The Company has recorded rent expense on hotels leased back from HPT under an operating lease agreement. No depreciation and amortization or interest expense has been recorded for these hotels. Proceeds from the sale of hotels is recorded net of the deferred gain on sale. The gain is deferred under generally accepted accounting principles until operating performances levels are achieved. At such time, the deferred gain will be recognized in earnings over the remaining lease term. The following table sets forth the Company's operating property portfolio as of September 30, 1997 and 1998.

                           Number of Hotels                     Number of Rooms
                             September 30,                       September 30,
                           ----------------      Increase     -------------------     Increase
                           1998        1997     (Decrease)     1998         1997     (Decrease)
                           ----        ----     ----------    ------       ------    ----------
Company Operated:
-----------------
   Company Owned            13           6           7        1,455         620          835
   Leased                   25          --          25        2,777          --        2,777
                           ---         ---         ---        -----        ----        -----
        Total               38           6          32        4,232         620        3,612
                           ===         ===         ===        =====        ====        =====
Franchised                   7           2           5          813         252          561
                           ---         ---         ---        -----        ----        ------
Total System                45           8          37        5,045         872        4,173
                           ===         ===         ===        =====        ====        =====

        The Company's operating results are significantly influenced by several factors including (i) the demand for and supply of extended-stay lodging in the Company's markets, (ii) occupancy and average daily rates, (iii) the effectiveness of hotel operations, (iv) the cost at which the Company can develop additional extended-stay lodging properties, (v) the availability of financing and the cost of capital, and (vi) other factors discussed in the Company's Annual Report on Form 10-K. The Company's overall occupancy and average daily rates during any period are further influenced by the number of hotels in their first 12 months of operation, during which occupancy rates and average daily rates are typically lower. Newly opened properties typically experience lower occupancies during their first 12 months of operation and as a result average occupancy rates are impacted by the ratio of newly opened properties to total properties. Capital and credit market conditions which affect the Company's cost of capital may influence future operating results, as well. The results of operations for this period are not necessarily indicative of the future results of operations of these hotels or of other Company-owned hotels.

Results of Operations

Comparison of fiscal quarters ended September 30, 1998 and 1997

    Hotel Operations

         Revenue from hotel operations, which includes room revenue and other revenue (e.g. guest telephone, vending, pay-per-view movie rental), totaled $14.1 million for the quarter ended September 30, 1998, compared to $1.7 million for the quarter ended September 30, 1997. The increase in room revenue was a result of the operations of the 38 hotels open at September 30, 1998, compared to the operations of the six hotels open at September 30, 1997. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 71% for the quarter ended September 30, 1998, compared to 62% for the quarter ended September 30, 1997, and was positively impacted by the increasing occupancy of hotels which had completed or were near completion of their ramp-up phase. During the quarter ended September 30, 1998, the average daily room rate was $54.26 compared to $55.54 for the quarter ended September 30, 1997. The decrease in average daily room rate primarily reflects the number of new hotel openings in 1998. Of the 38 hotels open at September 30, 1998, 17 had been open less than six months at the beginning of the quarter. Revenue per available room (RevPAR) was $38.31 for the quarter ended September 30, 1998, compared to $34.19 for the quarter ended September 30, 1997. The increase in RevPAR reflects the gradual increase in occupancy percentages for certain hotels which had completed or were near completion of their ramp-up phase and offsets the slight decrease in rates.

                       Third Quarter Ended September 30,
                      ----------------------------------
                       1998          1997        Change
                      ------        ------       -------
Occupancy                 71%           62%           9%
ADR                   $54.26        $55.54       $(1.28)
RevPAR                $38.31        $34.19       $ 4.12

        Hotel operating expenses for the quarter ended September 30, 1998, totaled $7.5 million, compared to $1.1 million for the same period in 1997, and consisted of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. At September 30, 1998, the Company had 38 hotels in operation, compared to six hotels at September 30, 1997, and the increase in hotel operating expenses in the third quarter of 1998 compared to 1997 was a result of this growth.

        Depreciation and amortization expense applicable to hotel operations (e.g. building, furniture, fixtures, equipment and capitalized opening costs) for the quarter ended September 30, 1998, totaled $1.2 million, compared to $324,000 for the quarter ended September 30, 1997. The increase in depreciation and amortization expense in the third quarter of 1998 compared to 1997 was a result of the increase in the number of company-owned hotels in operation during the 1998 period. In accordance with generally accepted accounting principles, the Company did not depreciate assets held for sale during the quarter ended September 30, 1998. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of opening costs, which are amortized over no more than the first twelve months of operations.

    Corporate Operations

        Other income for the quarter ended September 30, 1998, totaled $106,000, compared to $78,000 for the quarter ended September 30, 1997. Other income consists primarily of franchise fees and royalty fees from franchise hotels, management fees received from a managed hotel (Cambridge Suites, located in

Wichita, Kansas) and equity income from a joint venture hotel in Rockford, Illinois. At September 30, 1998, the Company had seven franchised hotels in operation, compared to two hotels at September 30, 1997. The growth in other income in the third quarter of 1998 compared to 1997 primarily reflects an increase in royalty, franchise fee and management fee income, partially offset by the Company's equity in the net loss of the Rockford, Illinois joint venture hotel.

        The Company sold four additional hotels to HPT during the third quarter of 1998 for a total sales price of $32.9 million. For the quarter ended September 30, 1998 the Company recognized $104,000 in earnings from gain on hotels sold based on hotel operating performance. The Company also incurred rent expense in the third quarter of $3.7 million on the 25 hotels sold to HPT as of September 30, 1998. There was no sale-leaseback activity recorded in the three month period ended September 30, 1997.

        Corporate operating expenses for the quarter ended September 30, 1998, totaled $819,000 compared to $777,000 for the quarter ended September 30, 1997, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's increase in hotels in operation, under construction and properties on which the Company was performing due diligence.

        Depreciation and amortization applicable to corporate operations for the quarter ended September 30, 1998, totaled $77,000, compared to $36,000 for the quarter ended September 30, 1997, and related to the furniture, equipment and intangible assets of the corporate office. The increase in depreciation and amortization reflects the increase in furniture, fixtures and equipment required as the corporate office support staff expands to meet the Company's growth needs. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g. operating rights, trademarks, logos) is computed using the straight-line method over the life of the corresponding asset.

        The Company earned $451,000 of interest income during the quarter ended September 30, 1998, which resulted principally from short-term investment of excess funds received from the Series B private placement. For the quarter ended September 30, 1997, the Company earned $120,000 of interest income related to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock. Due to development activity, the Company capitalized all interest incurred for the quarter ended September 30, 1998, compared to $8,000 which was expensed for the quarter ended September 30, 1997. For the quarter ended September 30, 1998, the Company incurred interest of $2.2 million, all of which was capitalized to hotels under construction.

Comparison of nine months ended September 30, 1998 and 1997

    Hotel Operations

         Revenue from hotel operations, which includes room revenue and other revenue (e.g. guest telephone, vending, pay-per-view movie rental), totaled $31.4 million for the nine months ended September 30, 1998, compared to $3.4 million for the nine months ended September 30, 1997. The increase in room revenue was a result of the operations of the 38 hotels open at September 30, 1998, compared to the operations of the six hotels open at September 30, 1997. The Company's average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 68% for the nine months ended September 30, 1998, compared to 57% for the nine months ended September 30, 1997, and was positively impacted by the increasing occupancy of hotels which had completed or were near completion of their ramp-up phase. During the nine months ended September 30, 1998, the average daily room rate was $53.79 compared to $51.61 for the nine months ended September 30, 1997. Revenue per available room (RevPAR) was $36.36 for the nine months ended September 30, 1998, compared to $29.57 for the nine months ended September 30, 1997. The increase in average daily room rate and RevPAR was positively impacted by the Company's entry into higher priced markets and the gradual increase in rates and occupancy percentages for certain hotels which had completed or were near completion of their ramp-up phase.

                         Nine Months Ended September 30, 1998
                        -------------------------------------
                          1998          1997        Change
                         ------        ------       ------
Occupancy                    68%           57%          11%
ADR                      $53.79        $51.61        $2.18
RevPAR                   $36.36        $29.57        $6.79

        Hotel operating expenses for the nine months ended September 30, 1998, totaled $17.5 million, compared to $2.5 million for the same period in 1997, and consisted of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses was primarily due to the additional number of hotels in operation during the nine months ended September 30, 1998.

        Depreciation and amortization expense applicable to hotel operations (e.g. building, furniture, fixtures, equipment and capitalized opening costs) for the nine months ended September 30, 1998, totaled $1.8 million, compared to $737,000 for the nine months ended September 30, 1997. The increase in depreciation and amortization expense in 1998 compared to 1997 was a result of the increase in the number of company-owned hotels in operation during the 1998 period. In accordance with generally accepted accounting principles, the Company did not depreciate assets held for sale during the nine months ended September 30, 1998. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years, except in the case of opening costs, which are amortized over no more than the first twelve months of operations.

    Corporate Operations

        Other income for the nine months ended September 30, 1998, totaled $394,000, compared to $138,000 for the nine months ended September 30, 1997. Other income consists primarily of franchise fees and royalty fees from franchise hotels, management fees received from a managed hotel (Cambridge Suites, located in Wichita, Kansas) and equity income from a joint venture hotel in Rockford, Illinois. At September 30, 1998, the Company had seven franchised hotels in operation, compared to two hotels at September 30, 1997. The growth in other income in 1998 compared to 1997 reflects an increase in royalty, franchise fee and management fee income, partially offset by the Company's equity in the net loss of the Rockford, Illinois joint venture hotel.

        The Company sold 20 additional hotels to HPT during the nine months ended September 30, 1998 for a total sales price of $143.9 million. A deferred gain of $9.1 million was recorded on the sale. For the nine months ended September 30, 1998, the Company recognized $298,000 in earnings from gain on hotels sold, based on hotel operating performance. The Company also incurred rent expense on leased hotels of $7.7 million on the 25 hotels sold to HPT as of September 30, 1998. There was no sale-leaseback activity recorded in the nine month period ended September 30, 1997.

        Corporate operating expenses for the nine months ended September 30, 1998, totaled $2.6 million compared to $1.7 million for the nine months ended September 30, 1997, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the Company's increase in hotels in operation, under construction and properties on which the Company was performing due diligence.

        Depreciation and amortization applicable to corporate operations for the nine months ended September 30, 1998, totaled $200,000, compared to $96,000 for the nine months ended September 30, 1997, and related to the furniture, equipment and intangible assets of the corporate office. The increase in depreciation and amortization reflects the increase in furniture, fixtures and equipment required as the corporate office support staff expands to meet the Company's growth needs. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g. operating rights, trademarks, logos) is computed using the straight-line method over the life of the corresponding asset.

        The Company earned $937,000 of interest income during the nine months ended September 30, 1998, which resulted principally from short-term investment of excess funds received in the Series A and B private placements. For the nine months ended September 30, 1997, the Company earned $743,000 of interest income related to the temporary investment of excess funds which stemmed from the initial public offering of the Company's common stock. The Company had interest expense, net of capitalized interest, of $38,000 for the nine months ended September 30, 1998, compared to $198,000 for the nine months ended September 30, 1997. The decrease in interest expense was a result of the use of the proceeds from the preferred stock placements and the proceeds from the sale of hotels to fund the Company's expansion in 1998 rather than the use of borrowed funds.

Liquidity and Capital Resources

        In May 1998, the Company announced a second agreement with HPT to sell 17 hotels for a total purchase price of $141.4 million. As of September 30, 1998, 10 of the 17 hotels had been sold for a total purchase price of $79.8 million. The remainder of the transaction is expected to close during the first quarter of 1999.

        In two closings, on July 13, 1998 and August 3, 1998, the Company completed a private placement whereby the Company issued 42,000 shares of its Series B Cumulative Convertible Preferred Stock), par value $.01 per share, at a price of $1,000 per share. In addition, the Company issued 336,000 warrants to purchase Common Stock at $12.00 per share. In total, $42.0 million in proceeds was received, before placement fees and other placement-related costs. The Company is using the net proceeds from the private placement to support the continued development of the Company's extended-stay hotels and other general corporate purposes.

        The Company had cash and cash equivalents of $20.0 million and $35.4 million at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, the Company had 27 extended-stay properties under construction with a total estimated cost of approximately $222.0 million. Of this amount, the Company has secured financing on 19 hotels in the amount of $106.2 million. The Company is currently processing loans with a third-party lender with respect to the eight remaining properties under construction which, if approved, will provide an estimated $56.1 million of additional financing. The Company's total equity requirement for these properties is $59.7 million, all of which had been funded as of September 30, 1998. The Company anticipates that approximately $16.4 million of equity will be returned to the Company through the sale of the seven remaining hotels. In addition to hotels under construction, the Company had 28 properties under contract at September 30, 1998, with an estimated total project cost of $270.0 million. As of September 30, 1998, the Company had incurred costs of approximately $6.0 million on these projects. These costs include deposits and fees for surveys, legal services, environmental studies, and architectural drawings. The Company believes that a combination of its cash and cash equivalents and cash from operations, borrowed funds from third party lenders (if approved on an individual basis) and construction loan guarantees from Promus will be sufficient to provide capital for development of projects currently under construction and operations through 1999. Substantial capital resources in addition to those discussed above will be necessary for the Company to continue to develop the properties under contract. The Company is actively pursuing a number of financing alternatives, including credit facilities, the issuance of debt and joint ventures. There can be no assurance that the Company will be able to obtain financing on a timely basis, on acceptable terms or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on the Company.

        During the nine months ended September 30, 1998, net cash provided by operating activities totaled $764,000 compared to the nine months ended September 30, 1997 when the Company used $1.0 million in operating activities. For the 1998 period, increases in deposits of $12.5 million resulted from the deposits required for the additional 20 hotels sold in 1998 pursuant to lease agreements with HPT. Additional uses of cash resulted from an increase in accounts receivable, opening costs and other assets of $6.0 million associated with the increase in the number of operating hotels. This amount was offset by a reduction of $4.7 million in the amount of assets held for sale, a $5.9 million increase in the deferred gain on sale of hotels to HPT, an increase of $4.4 million in accounts payable and other liabilities, and non-cash depreciation and amortization expense of $2.0 million.

        Net cash used in investing activities for the nine months ended September 30, 1998, totaled $82.4 million, compared to $76.7 million for the nine months ended September 30, 1997, reflecting the expenditures for completion of hotels that were not sold as well as hotels under construction and properties under contract.

         Net cash provided by financing activities for the nine months ended September 30, 1998, totaled $66.3 million, compared to $58.6 million for the nine months ended September 30, 1997. For the 1998 period, the increase in cash reflects the $39.3 million in proceeds from the Series B preferred stock issuance and proceeds from mortgages and notes payable. In the 1997 period, the cash provided by financing activities was related to proceeds from mortgages and notes payable and the initial closing of the Series A preferred stock placement.

        The Company has not paid dividends on its Common Stock. The Company currently does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The initial dividend payment on the Series A and Series B Preferred Stock was made on August 31, 1998, in the amount of $4.9 million. Subsequent to August 31, 1998, the dividends accumulate and are payable in cash quarterly, when and if declared by the board of directors. Quarterly dividend payments on the Company's Preferred Stock are expected to be approximately $2.0 million. After payment of dividends on the Preferred Stock, the Company intends to retain any future earnings for reinvestment in the development and expansion of its business.

Impact of the Year 2000 Issue

A. General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

    The Company has established a plan to resolve the Year 2000 Issue which involves the following four phases: assessment, remediation, testing, and implementation. The Company began its assessment in early 1998 of all systems, both IT and non-IT, that could be significantly affected by the Year 2000 and substantially completed its initial assessment in the third quarter of 1998. IT systems include the Company's core financial system and the hotel property management system. Non-IT systems include the Company's operating equipment such as hotel elevator equipment, energy management system, card-key entry system, and related robotic technologies used in various aspects of hotel operations. Due to the rapid growth experienced by the Company since November 1996, management made the decision in 1997 to replace the current accounting software with a new system capable of handling the increased volume. The software chosen to meet our demand for increased capacity has been Year 2000 certified by an independent agency, Information Technology Association of America (ITAA). As for the hotel property management system, management's initial assessment indicates that the system is Year 2000 compliant and should not be affected. The assessment has indicated that software and hardware (embedded chips) used in the Company's operating equipment may also be at risk. All these systems were purchased from third parties. In order to fully assess these products, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

B. Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

    For its information technology exposures, to date the Company is approximately 50% complete on the remediation phase and expects to complete the software reprogramming and replacement no later than March 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 25% of its testing for remediated systems. Although our assessment indicated that the hotel property management system is Year 2000 compliant, the Company intends to perform additional testing as verification. Completion of the testing phase for all significant systems is expected by June 30, 1999, with full implementation and 100% completion targeted for September 30, 1999.

    The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems as these systems have been purchased from third parties or subcontractors. As such, the Company is approximately 25% complete in the remediation phase of its operating equipment. Testing of this equipment is also more difficult than the testing of the information technology systems. As a result, testing to date has been limited to third party representations. The Company expects to complete its remediation efforts by June 30, 1999. Testing and implementation of any known affected equipment will be completed by September 30, 1999.

C. Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

    The Company has queried and continues to query its significant suppliers and subcontractors that do not share information systems with the Company (external agents). In addition, the Company has begun to require representation of Year 2000 compliance in any contracts signed with third parties. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

D.  Costs

    The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be less than $100,000 and is being funded through operating cash flows.

E.  Risks

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company believes it would be able to effectively conduct operations at the hotels and corporate office, however, there can be no assurance that changes will not occur that will require the Company to perform additional review. In addition, disruptions in the economy and the operations of third party suppliers and subcontractors generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

F.  Contingency Plans

    The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies.

Impact of New Accounting Standards

    In April 1998, the American Institute of Certified Public Accountants issued a Statement of Position (SOP 98-5), Reporting on the Costs of Start-up Activities. The SOP requires that entities expense costs of start-up activities as they are incurred. Except for certain entities, this SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes hotel opening costs and amortizes such costs, commencing on the date a property is opened, over the shorter of the estimated period of benefit or 12 months. Opening costs capitalized, net of accumulated amortization, at September 30, 1998, totaled $3.4 million. Candlewood expects to adopt the SOP in the fourth quarter of 1998, at which time a cumulative effect of the change in accounting principle will be recorded.

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

        (b)  Reports on Form 8-K

             On August 6, 1998, the Company filed Report on Form 8-K/A, amending the Form 8-K filed on June 9, 1998. This filing disclosed certain amendments and the pro forma financial information relating to the Sale / Leaseback Transaction.

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



                                    CANDLEWOOD HOTEL COMPANY, INC.


Date: November 13, 1998             By: /s/ JACK P. DEBOER
                                        ----------------------------------------
                                        Jack P. DeBoer, Chairman
                                        and Chief Executive Officer


Date: November 13, 1998              By: /s/ Warren D. Fix
                                         ---------------------------------------
                                         Warren D. Fix, Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                     Sequentially
                                                                                       Numbered
   Exhibit No.                         Description                                       Page
   -----------                         -----------                                   ------------
       3.1        Restated Certificate of Incorporation of the Company.(1)
       3.2        Bylaws of the Company.(1)
       3.3        Amended Bylaws of the Company.(10)
       3.4        Certificate of Designations, Preferences and
                  Relative, Participating, Optional and Other Special
                  Rights of Preferred Stock and Qualifications,
                  Limitations and Restrictions Thereof of Series A
                  Cumulative Convertible Preferred Stock of Candlewood
                  Hotel Company, Inc.(3)
       3.5        Certificate of Amendment of Certificate of Designations
                  of Series A Preferred Stock.(10).
       3.6        Certificate of Destinations, Preferences and Relative
                  Participating, Optional Land Other Special Rights of Preferred
                  Stock and Qualifications, Limitations and Restrictions Thereof
                  of Series B Cumulative Convertible Preferred Stock of
                  Candlewood Hotel Company, Inc.(10).
       4.1        Specimen Certificate of Common Stock.(1)
       4.2        Form of Warrant.(9)
       4.3        Amended and Restated Stockholders Agreement dated as
                  of July 10, 1998.(10)
      10.1        Form of Indemnification Agreement for executive officers
                  and directors.(5)
      10.2        1996 Equity Participation Plan and form of stock option
                  agreements.(5)
      10.3        First Amendment to the 1996 Equity Participation Plan
                  effective as of May 18, 1998.
      10.4        Employment Agreement between the Company and Jack P. DeBoer dated as of September 1, 1996.(1)
      10.5        Credit Facility Agreement between the Company and
                  Doubletree Corporation dated as of November 11,
                  1996.(2)
      10.6        Subordinated Promissory Note from the Company to
                  Doubletree Corporation dated as of November 11,
                  1996.(2)
      10.7        Employment Agreement between the Company and James
                  Roos dated as of June 2, 1997.(4)
      10.8        Series A Cumulative Convertible Preferred Stock
                  Purchase Agreement dated as of August 27, 1997.(3)
      10.9        Amended and Restated Registration Rights Agreement
                  dated as of July 10, 1998.(10).
      10.10       Purchase and Sale Agreement, dated as of November 19, 1997, by and among the Company and certain of its affiliates,
                  as sellers, and HPT, as purchaser.(6)
      10.11       Agreement to Lease, dated as of November 19, 1997,
                  by and between the Company and HPT.(6)
      10.12       Lease Agreement, dated as of December 24, 1997, by
                  and between HPTCW, as landlord, and Candlewood Leasing
                  No. 1, Inc., as tenant.(6)
      10.13       Guaranty Agreement, dated as of December 24, 1997,
                  by the Company for the benefit of HPTCW and HPT.(6)
      10.14       Stock Pledge Agreement, dated as of December 24,
                  1997, by the Company for the benefit of HPTCW.(6)
      10.15       Purchase and Sale Agreement, dated as of May 14,
                  1998, by and among the Company and certain of its
                  affiliates, as sellers, and HPT, as purchaser.(7)
      10.16       Agreement to Lease, dated as of May 14,1998, by and
                  between the Company and HPT.(7)
      10.17       Lease Agreement, dated as of May 21, 1998, by and between
                  HPTCW, as landlord, and Candlewood Leasing No. 2, Inc.,
                  as tenant.(7)
      10.18       Guaranty Agreement, dated as of May 14, 1998 by the
                  Company for the benefit of HPTCW and HPT.(7)
      10.19       Stock Pledge Agreement, dated as of May 27, 1998, by the
                  Company for the benefit of HPTCW.
      10.20       Second Amendment to Purchase and Sale Agreement,
                  Agreement to Lease, Lease Agreement and Incidental
                  Documents dated as of July 31, 1998.(9)
      10.21       Securities Purchase Agreement dated as of June 30,
                  1998.(10)
      11.1        Statement re Computation of Per Share Earnings not applicable.
      27.1        Financial Data Schedule.

----------------

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

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed January 7, 1998.

(7) Incorporated by reference from the Company's Current Report on Form 8-K filed June 9, 1998.

(8) Incorporated by reference from the Company's Annual Report on From 10-K/A for the fiscal year ended December 31, 1997 filed July 30, 1998.

(9) Incorporated by reference from the Company's Current Report of Form 8-K/A filed August 6, 1998.

(10) Incorporated by reference from the Company's Current Report of Form 8-K filed August 10, 1998.