Form 10-K
period 1998-12-31
CANDLEWOOD HOTEL CO INC
filed 1999-03-30
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       or

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

          8621 East 21st Street North, Suite 200, Wichita, Kansas 67206

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

        Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1999 was $26,101,228 based on the closing sales price of such stock on such date.

        The number of shares outstanding of the registrant's common stock, as of March 17, 1999 was 9,025,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on May 17, 1999 are incorporated by this reference into
Part III as set forth herein.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

        Candlewood Hotel Company, Inc. is in the business of operating, managing, developing and franchising Candlewood business hotels. As of December 31, 1998, we operated 53 Candlewood hotels and were constructing 12 additional hotels. Additionally, as of December 31, 1998, franchisees had opened nine franchised hotels and had an additional two under construction. Including hotels open and under construction, we had hotels in 26 states as of December 31, 1998. Candlewood hotels and their amenities are designed to appeal to business travelers seeking extended-stay accommodations by combining the convenience of a hotel with many of the comforts of an apartment. For all guests, Candlewood provides well appointed, high quality lodging at affordable prices. We are developing and franchising Candlewood hotels to develop a leading national brand within the mid-priced segment of the market, which we believe is characterized by average daily rates of approximately $45 to $75. We believe that the experience of our senior management team is and will continue to be instrumental in executing our growth strategy. Jack P. DeBoer, our founder, Chairman and Chief Executive Officer, is credited by the lodging industry with creating the extended-stay concept as the founder of Residence Inns.

        Our principal executive offices are located at 8621 East 21st Street North, Suite 200, Wichita, Kansas 67206, telephone (316) 631-1300.

CANDLEWOOD HOTELS

        The Candlewood brand is built on the foundation of providing exceptional value to all guests. Candlewood hotels offer upscale, spacious accommodations at competitive rates that we believe are attractive to both conventional and extended-stay guests. Candlewood hotels contain approximately 75 to 135 rooms, comprised of studios and one-bedroom suites, both of which contain business and other amenities consistent with amenities found in upscale, full-service hotels. We believe that the 350 square foot studio suites are larger than most full-service hotel rooms. Up to 25% of the rooms in a standard Candlewood hotel are one-bedroom suites, which are approximately 525 square feet, and are designed to accommodate guests who desire a bedroom separated from the kitchen and office area.

        Candlewood hotels offer the accommodations and amenities desired by guests staying six nights or longer. Each Candlewood hotel is equipped with the following amenities:

        -  an exercise room;

        -  a complimentary guest laundry facility;

        -  a convenient dry cleaning drop, with same-day service;

        -  free local calls and 25 cent-per-minute long distance calls;

        - the self-service "Candlewood Cupboard" featuring value-priced packaged foods and 25 cent beverages; and

        - a free "First Night Kit" complete with items such as breakfast bars, coffee and popcorn.

In addition, each Candlewood studio and one-bedroom suite offers amenities designed to accommodate the needs of the business traveler. These amenities include the following:

        - two telephones, with two incoming direct dial lines and computer connections;

        - an oversized executive desk with a quad-outlet to accommodate office equipment needs, an executive chair, a bulletin board, a guest chair and personalized remote accessible telephone mail;

        -  a 25-inch television, video cassette player, and compact disk player;

        -  an iron and ironing board; and

        - a fully equipped kitchen, including a full-size refrigerator, full-size microwave oven, dishwasher, two burner stovetop, coffee maker, toaster, and a complete set of utensils and cookware.

        We believe the majority of industry defined extended-stay hotels are either in the upscale sector or economy sector of the market. Upscale hotel chains include Residence Inn, Homewood Suites, Hawthorn Suites and Summerfield Suites. We believe that average daily rates for these chains exceed $90. The economy sector includes Suburban Lodge, Extended-Stay America, Homestead Village and Villager Lodge. Most of these chains operate with weekly rates that we believe represent effective average daily rates of less than $40. Based upon industry sources, including public disclosure and equity research reports, we believe that our nearest competitors in the mid-priced segment, which include Studio Plus, MainStay Suites, Towne Place, Sierra Suites and Homegate Hospitality, had a total of approximately 200 hotels open at the end of 1998. We believe that all the brands previously mentioned do not meet the needs of a large number of travelers who desire well appointed, high quality, spacious accommodations with full kitchens, but with room rates in the mid-priced segment of the extended-stay market. Candlewood hotels are designed to accommodate what we believe to be an underserved segment of the extended-stay market. In addition, we believe that the high quality of Candlewood hotels, relative to their moderate daily rate, attracts certain guests who otherwise would stay at traditional hotels. In most areas of the country, the average daily rate at Candlewood hotels is approximately $55 to $95 per studio suite and $75 to $115 per one bedroom suite. These rates are significantly lower than full-service hotels with comparable room features and amenities and generally competitive with traditional limited-service hotels that do not offer the high quality appointments and amenities of our rooms. Accordingly, we believe that Candlewood hotels are particularly attractive to business travelers, including professionals on temporary work assignment, consultants, travelers conducting or participating in training seminars and government employees.

HOTEL OPERATIONS

        During 1999, we intend to focus our efforts on continuing to improve the efficiency and effectiveness of our hotel operations. This effort is being led by our President and Chief Operating Officer. Our principal operating strategies include:

        - providing our guests with clean, comfortable and attractive accommodations at competitive rates;

        - ensuring guest satisfaction through a commitment to customer service and product quality, including providing our guests with amenities which we believe are valued by our target clientele (the business traveler);

        - building revenue yield through the continued use of our targeted local and national sales teams that are supported by intense training and innovative incentives;

        - controlling operating costs at each of our hotels through the use of "Best Methods", a program developed to ensure high quality and minimal operating expense; and

        - carefully monitoring hotel product quality through a quality assurance program.

        Candlewood hotels focus on delivering those services and amenities which we believe are valued most by our target clientele. For example, in addition to providing clean, comfortable and attractive accommodations, each room contains many amenities that are essential for business travelers and others who stay for six nights or longer.

        Our focused approach to customer service enables each hotel to employ only 10 to 12 employees, thereby minimizing operating costs. Each Candlewood hotel employs a general manager who is responsible for the operations of the hotel. The general manager shares duties with and oversees a staff of approximately nine to 11 persons, typically consisting of an assistant manager, a director of sales, desk clerks, a maintenance person, and housekeeper/laundry staff (many of whom are part-time employees). The office at each of our facilities is generally open daily from 7:00 a.m. to 8:00 p.m., although a staff member is normally on site at all facilities 24 hours a day to respond to our guests' needs. We believe that employing only 10 to 12 employees at each hotel minimizes operating costs. Each Candlewood hotel has a system in place that allows our guests to check in and check out without the assistance of hotel employees.

        The on-site general manager at each Candlewood hotel is responsible for Candlewood's quality control standards and procedures which govern management, operations, maintenance, regulatory compliance, reporting and marketing. Each Candlewood hotel is measured against guest service standards and a detailed revenue and expense budget, as well as against the performance of our other properties. Key on-site personnel participate in an incentive program based on hotel revenues and profits. Our operations division conducts periodic inspections of each Candlewood hotel to ensure compliance with Candlewood's quality control standards. We believe that our corporate services, such as accounting and payroll services, permit on-site hotel general managers to effectively focus on providing guest services and results in economies of scale.

        Each Candlewood hotel on-site general manager and director of sales is required to complete classroom courses which we administer and on-the-job training to learn the marketing and operational systems specific to operating a Candlewood hotel, how to maximize operating efficiencies and how to attract extended-stay guests. In addition, dedicated pre-opening teams (consisting of our experienced general managers) deliver on-site training to new employees to ensure that a guest's experience in a newly-opened Candlewood hotel is consistent with the standards set by comparable properties.

        We make our hotel management services available to franchisees and our joint venture partners. Currently, we provide management services to the Cambridge Suites by Candlewood owned by Jack DeBoer and located in Wichita, Kansas, pursuant to a one-year renewable contract. We also provide our hotel management services to the Hotel at Old Town located in Wichita, Kansas, a hotel in which Jack DeBoer has a pecuniary interest. In addition, we anticipate that some franchisees may want to utilize our experience and expertise to manage their hotels and believe that our management of such hotels helps to maximize the consistency of the Candlewood hotel system. If in excess of 75% of the cost of a franchised hotel is financed and the franchisee wishes to utilize a guarantee by Doubletree Corporation, which is a wholly owned subsidiary of Promus Hotel Corporation ("Doubletree"), Doubletree requires that we manage the franchisee's hotel as a condition to guaranteeing a portion of the loan. If a franchisee's hotel shares a common trade area with Candlewood hotels, we may require that we manage those hotels in order to coordinate direct sales efforts in the region. We have structured our management agreements so that we will receive approximately 5% of hotel revenue in exchange for our management services. We currently do not manage any hotels owned by a franchisee.

MARKETING AND SALES

        Candlewood hotels provide high quality, comfortable and attractive accommodations together with the amenities desired by the extended-stay business traveler. We believe that the high quality of our rooms attracts business travelers in the mid-priced segment of the entire hotel market. We also believe that our design and pricing results in longer stays, higher occupancy rates and a more stable revenue stream.

        Each Candlewood hotel has an on-site director of sales dedicated to marketing and direct sales efforts. The sales and marketing division uses direct mail solicitations. Through these direct sales efforts, we believe we can obtain and maintain consistently high occupancy levels and generate longer stays by our guests. Our sales and marketing division targets institutions and employers located near our properties.

        We have established a toll free telephone number, 1-800-946-6200, to enable our guests to make reservations at any of our hotels. The number uses an automated response system that directs the caller to the specific hotel desired, and reservations are then booked directly with that hotel's personnel. In addition, in February 1999, we became aligned with Lexington Services, a subsidiary of The Travel Company, the largest provider of global hotel reservations in the nation and the second largest in the world. Our alliance with Lexington enables travel agents throughout the world to book rooms and access detailed information about all our hotels using their existing computer networks. In addition, we are utilizing Lexington's LexLink OnLine service. This service will enable real-time access to our reservation systems and should enable us to more effectively manage our hotels' inventory and access more current information on productivity and guest arrivals.

        We believe that our marketing and sales efforts have been successful in promoting brand awareness. For example, Candlewood hotels have been used by business travelers from more than 350 of the Fortune 500 companies. In addition, according to data supplied by Smith Travel Research for 1998, those Candlewood hotels open greater than six months had achieved a higher market share than their peer group.

HOTEL FRANCHISING

        We have established a national franchising program which we believe will accelerate the establishment of our market presence and brand awareness on a national level, generate incremental revenues at an attractive margin, and create opportunities to obtain management contracts with respect to franchised properties. As of December 31, 1998, we had received approval to sell franchises in 47 states and had nine franchised Candlewood hotels open with a total of 1,050 rooms:

                                                      NUMBER
LOCATION                      OPENING DATE           OF ROOMS
--------                      ------------        ---------------
Hillsboro, Oregon               June, 1997              126
Pleasanton, California        August, 1997              126
Rockford, Illinois          November, 1997               67
Sacramento, California         March, 1998              126
Dallas, Texas                  March, 1998              150
Syracuse, New York            August, 1998               92
Bellevue, Washington       September, 1998              126
Milpitas, California        November, 1998              127
San Antonio, Texas          December, 1998              110

        In addition, as of December 31, 1998, we had two franchise hotels under construction with a total of 191 rooms:

                                                      NUMBER
LOCATION                        STATUS               OF ROOMS
--------                  ------------------    -------------------
Salina, Kansas            Under Construction            69
Glen Allen, Virginia      Under Construction           122

        As of December 31, 1998, we had also entered into franchise agreements for the establishment of Candlewood hotels in the following five areas:

        Louisville, Kentucky                 Huntersville, North Carolina
        Westlake, Ohio                       Chapel Hill, North Carolina
        Durham, North Carolina

        We expect franchising to be an increasingly important component of our growth during 1999. Accordingly, we intend to increase the number of employees responsible for seeking and investigating franchising opportunities. In addition, we intend to focus a significant portion of our efforts towards increasing awareness of our national franchising program.

        Franchise agreements are executed when we and the franchisee agree on a site prior to construction. We make the services and expertise of our real estate, construction, sales and operations divisions available to our franchisees in order to ensure high quality facilities and customer service. Our construction division advises on the construction and development of franchised hotels. A representative of our construction division visits franchised hotel sites during the construction phase and inspects and approves each franchised Candlewood hotel before or shortly after commencement of operations. In addition, after commencing operations, all franchised Candlewood hotels are subject to periodic inspection to ensure that they are in compliance with our quality control program and maintenance and updating standards. While we may grant franchises in geographic locations where we own and operate hotels, if franchisees' hotels share a common trade area with Candlewood hotels, we may require that we manage those hotels in order to coordinate direct sales efforts in the region.

        Our franchising program is focused on the sale of single and multi-site franchises and the establishment of development agreements under which we grant, in exchange for nominal consideration, the right to obtain franchises to construct and operate Candlewood hotels in an exclusive geographic territory. Pursuant to our development agreements, exclusive rights may be rescinded by us if the developer fails to submit franchise applications pursuant to a development schedule. We are a party to only two development agreements, which, in each case, do not obligate the developer to build or open any Candlewood hotels. By granting exclusive rights in a territory, we must rely on the developer, to the exclusion of us or other franchisees, to franchise hotels at such locations as the developer chooses and at such times as specified in the development schedule.

        There can be no assurance that the franchised hotels will be opened at the time specified in the agreements, or at all. There can be no assurance that any additional franchise agreements will be signed, either pursuant to development agreements or independently, or that any Candlewood hotels will be opened pursuant to the terms and the times specified in the development agreements, the franchise agreements, or at all. Some franchisees will require financing for the construction of their hotels, and there can be no assurance that financing or guarantees (by Doubletree or otherwise) will be available on terms satisfactory to the franchisee, or at all. Failure to franchise hotels according to the schedules set forth in the development agreements could result in delays in construction in certain territories and could have a material adverse effect on our business and results of operations. See "Competition."

HOTEL DEVELOPMENT

        As of December 31, 1998, we operated 53 hotels. In addition, we were constructing 12 additional hotels. Through the development of Candlewood-operated hotels, we expect to be able to obtain a presence in key markets and to achieve economies of scale in management, marketing and purchasing. As of December 31, 1998, 34 of our 53 hotels were subject to two separate sale-leaseback arrangements (all 34 hotels had been sold and leased back to us as of January 1999).

        Our development status as of December 31, 1998 was as follows:


                              PROPERTIES       ROOMS
                              ----------       -----
Owned and operated                22           2,549
Operated under leases             31           3,522
Under Construction                12           1,512
                              ----------       -----
      TOTAL                       65           7,583

        Our construction division is responsible for the oversight and coordination of the construction of Candlewood hotels developed by Candlewood. The construction division has relationships with a group of approximately eight contractors that are performing approximately 80% of the construction of our hotels in various regions of the United States. Each of these approved contractors has extensive experience in the construction of lodging facilities. Each of the contractors has agreed to a guaranteed maximum price contract which sets a ceiling on total construction cost that is expected to limit cost overruns. Any savings in costs of construction are shared by us and the general contractors. Our construction division is responsible for site visits and inspections during construction and upon completion of construction must approve a hotel's quality before it can commence operations. The average construction time on each hotel is approximately nine months; however, construction is subject to delays due to weather and other circumstances.

        Each of our hotels is designed and constructed according to uniform plans and specifications for the design of Candlewood facilities. We expect to make design variations, including changes in the number of studio suites and one-bedroom suites, based on market demographics and site restrictions, among other factors. To date, we have constructed each hotel developed by us and have no immediate plans to convert other brands to Candlewood hotels. We believe that our coordination of the construction of Candlewood hotels and our use of a comprehensive design manual has lowered costs and resulted in consistent quality and appearance.

        As of December 31, 1998, the following 12 Candlewood-owned hotels with 1,512 expected rooms were under construction in eight different states, three of which are located in states where we did not then operate hotels:

                                          EXPECTED NUMBER
LOCATION                                      OF ROOMS
--------                                  ---------------
Dallas - Ft. Worth, Texas                       122
Atlanta, Georgia                                122
Chicago - Schaumburg, Illinois                  122
Chicago - Warrenville, Illinois                 122
St. Louis, Missouri                             122
Columbus, Ohio                                  122
Chicago - Hoffman Estates, Illinois             122
Cleveland, Ohio                                 122
Philadelphia - Mt. Laurel, New Jersey           123
Oklahoma City, Oklahoma                         122
Miami, Florida                                  129
Chicago - Schiller Park, Illinois               162

        Our real estate division is continuously evaluating a variety of sites for purchase and construction of Candlewood hotels. We typically build Candlewood hotels within 15 minutes of employment centers, including large corporate headquarters, and within five minutes of services such as restaurants and grocery stores. We have not excluded any area of the country from our hotel development plans.

        As of December 31, 1998, we had entered into 14 contracts for the purchase of the following potential hotel sites in 10 states, four of which are located in states where we did not then operate hotels or have hotels under construction:


                                            EXPECTED NUMBER
LOCATION                                       OF ROOMS
--------                                    ---------------
Santa Ana, California                             122
Fairfax, Maryland                                 122
Herndon, Virginia                                 122
Santa Clara, California                           122
Jersey City, New Jersey                           213
Meriden, Connecticut                              122
Boston - Burlington, Massachusetts                149
Chicago - Wheeling, Illinois                      122
Boston - Lowell, Massachusetts                    125
Las Vegas, Nevada                                 278
Alexandria, Virginia                              150
Detroit - Farmington Hills, Michigan              125
Boise, Idaho                                      122
Morris Plans - Parsippany, New Jersey             122


         In response to current capital market conditions, we anticipate employing a conservative hotel development strategy. Accordingly, we expect our development of new hotels during 1999 to be less than our development during 1998. As part of our conservative development of new hotels, we intend to actively pursue joint venture arrangements, sale-leaseback transactions, and select company developments. We also will continue to actively encourage development by proven franchise operators, especially those who have strong relationships with local and regional banking institutions, which continue to finance hotel development. We may make adjustments to our resources dedicated to hotel development as a result of this conservative development strategy.

        There can be no assurance that present or future development will proceed in accordance with our expectations. Our continued development is heavily dependent on our ability to obtain or generate equity capital and to secure financing on acceptable terms. The number of rooms listed for those hotels that are under construction or under contract are subject to change, and are only estimates of the number of rooms we expect to construct. Construction is subject to delays from a number of sources, many of which are outside of our control. The contracts that we enter into for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale of the real property. We have the right to terminate each contract if we are not satisfied with the results of the investigations and diligence. If we terminate any contract, as a result of the unavailability of financing or otherwise, we may have to write-off expenses incurred in connection with that property. There can be no assurance that we will acquire properties, complete the development and construction of hotels or that any such development or construction will be completed on time or within budget.

FINANCING ACTIVITY

        In order to finance the continued development of Candlewood hotels, we have and expect to continue to seek financing from various sources, including joint venture partners, local and regional banking institutions and large banking and other financial institutions.

        To help finance the development of Candlewood hotels, in March 1999, we signed a letter of intent with Boston Capital Institutional Advisors LLC relating to the joint funding of the development of

Candlewood hotels. The joint-venture would provide up to $50 million of equity capital, sufficient to begin construction on 10 to 15 new hotels, of which up to $37.5 million would be provided by Boston Capital. Funding is contingent upon numerous events including: negotiation and execution of definitive documentation, securing construction financing on acceptable terms, and satisfactory due-diligence for potential hotels. The Company can give no assurance that the transaction will be completed or that any hotel will be built with this financing. While the terms of any joint venture may vary from agreement to agreement, we believe that this financing vehicle may provide us with a source of capital which will enable the continued development of Candlewood hotels. Accordingly, we intend to continue to explore additional joint-venture relationships.

        In addition to seeking joint-venture partners, we expect to seek financing from regional and local banking institutions. We believe that construction debt is available from local and regional banks on an individual hotel basis as contrasted to one large bank or a syndication of banks providing a large line of credit similar to our GMAC facility. We intend to leverage our contacts and knowledge of local markets. In order to finance the construction of new hotels, we require financing of at least 50% of total costs. We have worked with various lenders to secure this debt financing. Doubletree has agreed to guarantee certain portions of either corporate or franchisee loans up to 80% of cost. The total guaranty cannot exceed $30 million. As of December 31, 1998, the amounts loaned to us and our franchisees which are guaranteed by Doubletree were $8.4 million and $3.6 million, respectively. Most franchisees will require debt financing for a portion of the cost of the construction of their hotels, and there can be no assurance that financing or guarantees (by Doubletree or otherwise) will be available on terms satisfactory to the franchisee, or at all.

        As of December 31, 1998, we had financed the construction of $306.7 million Candlewood-owned and franchised hotels with GMAC. As part of its financial relationship with us, GMAC has provided construction loans of up to 70% of the cost of new Candlewood hotels. These loans are not guaranteed by Doubletree and are subject to various conditions. Following stabilization, we and our franchisees are expected to be able to convert these construction loans into long-term financing through GMAC.

        To help finance the continued development of Candlewood-owned hotels, we have completed two private placements whereby we issued 65,000 shares of our Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), at a price of $1,000 per share, raising net proceeds $61.5 million, and 42,000 shares of our Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share, raising net proceeds of $39.4 million. We also issued the holders of our Series B Preferred Stock, at no additional cost, warrants to purchase an aggregate of 336,000 shares of Common Stock at $12.00 per share. The private placement of the Series A Preferred Stock was completed in two closings on September 23, 1997 ($25.0 million) and October 3, 1997 ($40.0 million). The private placement of the Series B Preferred Stock and accompanying warrants was also completed in two separate closings on July 13, 1998 ($39.4 million) and August 3, 1998 ($2.6 million). The purchasers of the Series A and Series B Preferred Stock (the "Purchasers") consisted of a group of institutional investors and accredited investors. The Purchasers are entitled to a preferential dividend equal to 7.5%, payable quarterly. The Certificate of Designation provides for the conversion of the Series A and Series B Preferred Stock into Common Stock upon the election of the holders, at a price of $9.50 per share of Common Stock, subject to certain anti-dilution adjustments.

        Funding of loans for each newly constructed hotel will be subject to the approval of the lender on an individual hotel basis, upon satisfaction of various conditions. There can be no assurance that any financing applications submitted by us will be approved on a timely basis, or at all, that we will be able to utilize the Doubletree guarantee, or that we will be able to finance greater than 70% of the cost of any Candlewood hotel. If the applications are not approved or if loans are not funded on a timely basis, we may be unable to construct additional Candlewood hotels, may experience delays in our planned development of hotels, and expect that we will be required to seek additional financing. In addition, our ability to meet our debt service obligations will depend upon the future performance of our operations, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. We have no current arrangements with respect to, or sources of, additional debt financing, including regional and local banking institutions. Additionally, no assurance can be given that financing will be available to us when needed or upon terms acceptable to us. In addition, we cannot make any assurances that we will be able to find joint-venture partners on terms acceptable to us, or that finding such partners will positively impact the company and our results of operations. If such capital or financing is unavailable, we may not be able to develop further hotels.

SALES OF HOTELS

        In order to provide further funds for our development activities, we entered into two separate sale-leaseback arrangements with Hospitality Properties Trust, a Maryland real estate investment trust ("HPT") on November 19, 1997 and May 27, 1998, respectively. Pursuant to the November 1997 sale-leaseback arrangement, we sold 17 hotels to HPT for an aggregate purchase price of $118.5 million. Pursuant to the May 1998 sale-leaseback arrangement, we agreed to sell an additional 17 Candlewood hotels to HPT for an aggregate purchase price of $142.4 million. As of December 31, 1998, we had completed the sale of 31 hotels to HPT, 26 of which were sold in 1998. The cumulative sales price for the 26 hotels sold in 1998 is approximately $198.4 million. We completed the sale of all 34 hotels to HPT in January 1999.

        For each of the hotels sold to HPT, the hotel is leased back to one of our wholly-owned subsidiaries pursuant to the terms of two operating leases. Pursuant to the lease for the hotels subject to the November 1997 sale-leaseback arrangement, the initial term of the lease expires on December 31, 2011 and the annual base rent equals approximately $10.0 million as of December 31, 1998. Pursuant to the lease for the hotels subject to the May 1998 sale-leaseback arrangement, the initial term of the lease expires on December 31, 2011 and the annual base rent equals approximately $13.4 million as of December 31, 1998. In addition, under each lease, percentage rent is equal to 10% of the increases in gross hotel sales over the amount generated in each hotel's second year of operation. We will continue to explore sale-leaseback arrangements in respect of groups or individual hotels with real estate investment trusts, such as HPT, or other regional or local institutions. We believe that these and future sale-leaseback arrangements will enable us to leverage our financial resources and accelerate the roll-out of hotels.

HISTORY OF CANDLEWOOD

        Our current business of developing, owning, operating, franchising and managing business hotels originated in November 1995 with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). Our company was founded by Doubletree together with Jack DeBoer, our Chairman and Chief Executive Officer, and Warren Fix, a director and the Executive Vice President and Chief Financial Officer of Candlewood. Candlewood was incorporated in the State of Delaware in August 1996 to succeed to the business of Candlewood LLC. In November 1996, we completed an initial public offering of our common stock. In October 1997 and August 1998, we completed private placements of our Series A Preferred Stock and Series B Preferred Stock, respectively.

THE LODGING INDUSTRY

        The lodging industry revenues and profits have improved in each year since 1991, according to industry sources that the Company believes to be reliable. The industry is estimated to have generated its sixth consecutive year of profits in 1998 at a record of approximately $18.9 billion, up 11.2% from profits of approximately $17.0 billion in 1997. Estimated profits for the industry ( in billions ) were $0.0, $2.4, $5.5, $8.5, and $ 12.5 in 1992, 1993,
1994, 1995, and 1996 respectively. The industry has also achieved increases in revenue per available room ("RevPAR") every year since 1991. According to Smith Travel Research, RevPAR for the industry as a whole grew 3.2%, 5.6%, 6.5%, 6.0%, 7.7%, 5.1%
and 3.7% in 1992, 1993, 1994, 1995, 1996, 1997 and 1998, respectively, over each of the previous periods.

The Extended-Stay Segment

        The Company believes that the extended stay market is one of the most rapidly growing segments of the U.S. lodging industry. Of the 3.4 million rooms available in the lodging industry in 1996, extended stay hotel chains had only approximately 55,000 rooms. For 1997, there were approximately 3.6 million rooms available in the lodging industry of which approximately 86,000 rooms were at extended stay hotels chains. For 1998, there were approximately 3.7 million rooms available in the lodging industry of which approximately 128,000 rooms were at extended stay hotels chains. Of the 31,000 and 42,000 rooms added at extended stay hotel chains in 1997 and 1998, approximately 2,568 and 4,553 were attributable to the Company.

        The Company believes that the longer length of stay has allowed occupancy rates for extended stay hotels to exceed occupancy rates in the overall U.S. lodging industry. As shown below, average occupancy rates for extended stay hotel chains have exceeded the average occupancy rates in the overall U.S. lodging industry for each of the previous six years.

                       1993     1994     1995     1996     1997     1998
                       ----     ----     ----     ----     ----     ----
Extended Stay          80.5%    82.6%    81.2%    78.9%    75.2%    72.1%
Hotel Chains (1)
All U.S. Lodging       63.5     64.8     65.1     65.1     64.5     63.9
Industry (2)

--------------

        (1) Occupancy rates were provided by Smith Travel Research. Includes Residence Inn by Marriot, Homewood Suites, TownePlace, Homegate, Mainstay, Homestead Village(R), Villager Lodge(R), StudioPLUS, Lexington Hotel Suites(R), EXTENDED STAYAMERICA Efficiency Studios, Suburban Lodge, Candlewood, and Sierra Suites.

        (2) Occupancy rates were provided by Smith Travel Research.

        The Company believes the decline in occupancy rates for extended stay hotel chains since 1995 is in part the result of an increase in the proportion of newly-opened hotels, which generally experience lower occupancy rates during their pre-stabilization period. According to data provided by Smith Travel Research, available room nights for extended stay hotels increased by 2.9 million in 1996, 7.5 million in 1997 and 13.9 million in 1998, or 21.7%, 45.3% and 58.1%, respectively, to a total of 37.8 million. Occupied room nights for extended stay hotels increased by 2.0 million in 1996, 5.0 million in 1997 and
9.3 million in 1998, or 18.3%, 38.5% and 51.7%, respectively, to a total of 27.3 million, indicating that a significant amount of the new construction has been absorbed.

        Industry sources, including public disclosures and analyst reports, estimate that approximately 45,000 extended stay rooms will open in 1999. The breakdown of room starts by price segment is as follows: upper price of 15,000, mid-price of 12,000, and economy price of 18,000. The overall extended stay room openings and mid-price extended stay room openings represent 1.2% and 0.3%, respectively of the total hotel rooms available of 3.8 million. The Company's hotel room openings are reported to represent 12.2% of the 12,000 mid-price extended stay room starts.

        The lodging industry and the extended-stay segment in which the Company operates may be adversely affected by changes in national or local economic conditions and other local market conditions, such as an oversupply of hotel rooms or a reduction in demand for hotel space in a geographic area, changes in travel patterns, extreme weather conditions, changes in governmental regulations which influence or determine wages, prices or construction costs, changes in interest rates, the availability of financing for operating or capital needs or changes in real estate tax rates and other operating expenses. In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. Downturns or prolonged adverse conditions in the real estate or capital markets or in national or local economies, the inability of the Company or its franchisees to secure financing for the development of Candlewood hotels or an oversupply of hotel rooms coupled with a reduction in demand could have a material adverse impact on the Company's business and results of operations.

COMPETITION

        The lodging industry is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, service levels, reputation, reservation systems, convenience of location and the supply and availability of alternative lodging. We intend to build most of our properties in geographic locations where other extended-stay hotels may be located. We expect to compete for guests and development sites with both traditional lodging facilities and other extended-stay facilities, including those owned and operated by competing chains and individual extended-stay facilities. Many of these competitors have greater financial resources and may have better relationships with prospective franchisees, representatives of the construction industry and others in the lodging industry. The number of competitive lodging facilities in a particular area could have a material adverse effect on occupancy, average daily rate and revenues of Candlewood hotels.

        Competition for franchise agreements in the lodging industry is intense. We expect to compete with national and regional brand franchisors, most of which have greater name recognition and financial resources and a more established market presence than Candlewood. We believe that competition for franchise agreements is based principally upon: the perceived value and validity of the brand; the nature and quality of services provided to franchisees; the franchisees' view of the relationship of building cost and operating expenses to the potential for revenues and profitability during operation and upon sale; and the franchisees' ability to finance construction and operation of the hotel. No assurance can be given that we will be successful in establishing brand awareness or the other factors on which franchisors compete, retaining its current franchisee, or competing for or obtaining additional franchisees. Our failure to maintain and attract franchisees could have a material adverse effect on our business and results of operations.

        We anticipate that competition within the extended-stay lodging market will increase substantially in the foreseeable future. A number of other lodging chains and developers have developed or are attempting to develop extended-stay lodging facilities that may compete with our facilities. In particular, some of these entities target the mid-priced segment of the extended-stay market in which we compete. We may compete for guests and for development sites with certain of these established entities that have greater financial resources than us and better relationships with lenders and real estate sellers. Furthermore, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve facilities in markets in which we compete, thereby materially adversely affecting our business and results of operations.

GOVERNMENT REGULATION

        The hotel industry is subject to numerous federal, state and local government regulations, including those relating to building and zoning requirements. In addition, we and our franchisees are subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. We are also subject to federal regulations and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and termination or nonrenewal of a franchise. Some states require that certain materials be approved before franchises can be offered or sold in that state. The failure to obtain permits or licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect our business and results of operations. Both at the federal and state level from time to time, there are proposals under consideration to increase the minimum wage.

        Under the Americans With Disabilities Act ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although we have attempted to satisfy ADA requirements in the designs for our facilities, no assurance can be given that a material ADA claim will not be asserted against us, which could result in a judicial order requiring compliance, and the expenditure of substantial sums to achieve compliance, an imposition of fines, or an award of damages to private litigants. These and other initiatives could adversely affect us as well as the lodging industry in general.

ENVIRONMENTAL MATTERS

        Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations. In addition, in the event any future legislation is adopted, we may, from time to time, be required to make significant capital and operating expenditures in response to such legislation. We attempt to minimize our exposure to potential environmental liability through our site selection procedures. Accordingly, we typically enter into contracts to purchase real estate subject to certain contingencies. In addition, prior to purchasing a property, we conduct a Phase I environmental assessment (which generally includes a physical inspection and database search, but not soil or groundwater analyses).

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. In connection with the ownership or operation of hotels, we may be potentially liable for any such costs. Although we are currently not aware of any material environmental claims pending or threatened against us or any of our managed or franchised hotels, no assurance can be given that a material environmental claim will not be asserted against us or against us and our managed or franchised hotels. The cost of defending against claims of liability or of remediating a contaminated property could have a material adverse effect on our results of operations.

PROPRIETARY RIGHTS

        "Candlewood" is a registered service mark on the principal register of the United States Patent and Trademark Office. The Certificate of Registration was issued to us on December 24, 1996. Candlewood is also a registered service mark with the State of Kansas and a trademark application for proposed use for Candlewood has been made in Canada and was filed in November 1996. A notice of allowance was issued to us by the Canadian Intellectual Property Office on November 6, 1997. We have until June 25, 1999 to file a declaration of use on this mark. "Your Studio Hotel" is a registered service mark on the supplemental register of the United States Patent and Trademark Office. The Certificate of Registration was issued to us on November 11, 1997. Registration on the supplemental register does not provide the protection afforded by registration on the principal register but lays a basis for establishing a claim to such rights in the future. Our Candle Flame/Twin Circle logo is a registered service mark on the principal register of the United States Patent and Trademark Office. The Certificate of Registration for the logo was issued on April 7, 1998. "Delivering Exceptional Value" is a registered service mark on the principal register of the United States Patent and Trademark Office. The Certificate of Registration was issued to us on June 16, 1998.

        We have filed service mark applications with the United States Patent and Trademark Office for "Candlewood Suites" and "Candlewood Cupboards." Both of these applications have a filing date of May 14, 1998 and their status is pending. On August 11, 1998, we also filed a service mark applications with the United States Patent and Trademark Office for "Where Value Stays". The status of this application is pending.

        We also claim common law rights to the trade name and service marks for various Candlewood products and services. To date, we have not filed trademark or service mark applications for any other mark.

INSURANCE

        We currently have the types and amounts of insurance coverage that we consider appropriate for a company of our size in our business. While we believe that our insurance coverage is adequate, if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside of the scope of our insurance coverage, our business, results of operations, and financial condition could be materially and adversely affected. Specifically, there are certain types of hotel-related losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on Candlewood hotels at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a loss would be insufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it unfeasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to such hotel. In addition, property and casualty insurance rates may increase depending on claims experience, insurance market conditions and the replacement value of our hotels. Mr. DeBoer is affiliated with an insurance provider we utilize. See "Certain Transactions" in our Proxy Statement for our 1999 Annual Meeting of Stockholders.

EMPLOYEES

        As of December 31, 1998, we and our subsidiaries employed on a full or part-time basis 821 persons, 693 of whom were employed at our hotels, and 128 of whom were employed at our corporate headquarters. Our employees are not subject to any collective bargaining agreements, and our management believes that its relationship with our employees is good.

PROPERTIES

        As of December 31, 1998, we operated the following 53 hotels in 23 different states with a total of 6,071 rooms:

                                                                              NUMBER
LOCATION                                                  OPENING DATE       OF ROOMS
--------                                                ---------------    -------------
Wichita, Kansas                                               May, 1996        107
Omaha, Nebraska                                           January, 1997        130
Denver  - Tech Center, Colorado                          February, 1997        131
Cincinnati - Blue Ash, Ohio                                   May, 1997         77


                                                                              NUMBER
LOCATION                                                  OPENING DATE       OF ROOMS
--------                                                ---------------    -------------
Louisville, Kentucky                                          May, 1997         77
Norfolk - Hampton, Virginia                             September, 1997         98
Birmingham, Alabama                                       October, 1997         98
Kansas City - Overland Park, Kansas                       October, 1997        122
Charlotte, North Carolina                                November, 1997         81
Irvine East, California                                  November, 1997        122
Jacksonville, Florida                                    November, 1997        111
Philadelphia - Willow Grove, Pennsylvania                November, 1997        110
Phoenix, Arizona                                         November, 1997         98
Salt Lake -  Airport, Utah                               November, 1997        122
Salt Lake - Ft. Union, Utah                              November, 1997         98
Wichita - Airport, Kansas                                November, 1997         81
Detroit - Southfield, Michigan                           December, 1997        121
Houston - Clear Lake, Texas                              December, 1997        122
Houston - Loop Central, Texas                            December, 1997        122
Huntsville, Alabama                                      December, 1997        123
Knoxville, Tennessee                                     December, 1997         98
Phoenix - Tempe, Arizona                                    March, 1998        122
Dallas - Ft. Worth - Fossil Creek, Texas                    March, 1998         98
Raleigh - Cary, North Carolina                              April, 1998         81
Houston - Town & Country, Texas                             April, 1998        122
Detroit - Warren, Michigan                                  April, 1998        122
Pittsburgh -  Airport, Pennsylvania                         April, 1998        123
Des Moines, Iowa                                              May, 1998         98
Detroit - Auburn Hills, Michigan                              May, 1998        110
Chicago - Libertyville, Illinois                             June, 1998        122
Irving - Las Colinas, Texas                                  June, 1998        117
Detroit - Troy, Michigan                                     June, 1998        118
Austin - Northwest, Texas                                    June, 1998        125
Charlotte - North, North Carolina                            July, 1998        122
Dallas - Arlington, Texas                                  August, 1998        125
Anaheim - South, California                                August, 1998        133
Irvine - Spectrum, California                           September, 1998        122
Albuquerque, New Mexico                                 September, 1998        123
Dallas - Plano, Texas                                     October, 1998        122
Houston - Westchase, Texas                                October, 1998        123
Nashville - Brentwood, Tennessee                          October, 1998        122
Somerset, New Jersey                                      October, 1998        110
Dallas - Galleria, Texas                                  October, 1998        134
Orlando, Florida                                         November, 1998        122
Minneapolis, Minnesota                                   November, 1998        134
Denver - Lakewood, Colorado                              November, 1998        122
Boston - Braintree, Massachusetts                        November, 1998        133
Detroit - Ann Arbor, Michigan                            November, 1998        122
Chicago - Waukegan, Illinois                             December, 1998        122
Austin - South, Texas                                    December, 1998        122
Baltimore - Airport, Maryland                            December, 1998        125
Greensboro, North Carolina                               December, 1998        122
Clearwater - St. Petersburg, Florida                     December, 1998        104

        In addition to the properties described above, we also maintain our corporate headquarters in Wichita, Kansas, at 8621 East 21st Street North, Suite
200. We moved our corporate headquarters to this location in March 1999, and lease this office space from Vantage Point Properties, Inc. The lease term is five years with four five-year renewal options. The initial monthly lease payment is approximately $43,000. We do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

CERTAIN BUSINESS CONSIDERATIONS

        This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K.

        We have a Limited Operating History. We opened our first hotel in May 1996 and, as a result, we have a limited operating history upon which to evaluate our performance and our claims about the proposed construction, operation, features, rates and demand for Candlewood hotels, among other things. At December 31, 1998, we operated 53 hotels. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels is subject to numerous risks, including:

        -  the inability to operate the hotels at expected expense levels;

        - the inability to maintain high occupancy rates or to attract guests for extended stays;

        - liability for accidents and other events occurring at hotel properties; and

        -  the inability to achieve expected nightly rates.

If we are unable to efficiently and effectively operate our hotels, our business and results of operations would be materially and adversely affected.

        Our Continued Capital Needs and Our Acquisition of Additional Financing Could Materially Adversely Affect our Business and Results of Operations. The development of hotels is capital intensive. We have submitted financing applications with various lenders to finance up to 70% of the cost of individual Candlewood-developed hotels. We have and expect to continue to seek financing of up to 80% of the cost of certain Candlewood-developed hotels utilizing Doubletree's guarantee to facilitate such financing. The use of the Doubletree guarantee reduces our profit opportunity, if any, with respect to certain Candlewood-developed hotels. The Doubletree guarantee is currently limited to $30 million of total funds guaranteed. Funding of the loans for each hotel will be subject to approval of the third party lender on an individual hotel basis, upon satisfaction of various conditions. We cannot provide assurance that the third-party lenders will approve on a timely basis, or at all, any financing applications we submit, that we will be able to utilize the Doubletree guarantee, or that we will be able to finance greater than 70% of the cost of any Candlewood-developed hotel. If our applications are not approved or our loans are not funded on a timely basis, we may be unable to construct additional Candlewood hotels and may experience delays in our planned development of hotels. We have no current arrangements with respect to, or sources of, additional debt financing. Additionally, we cannot assure that additional financing will be available when needed or upon terms acceptable to us. If we are unable to arrange for additional capital or financing, we may not be able to develop further hotels.

        We May be Unable to Service our Debt Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends will depend upon our ability to generate capital in the future. We cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations as they become due. In addition, we may need to refinance all or a portion of our indebtedness on or before the maturity date.

We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt obligations or preferred stock could have a material adverse effect on our business and results of operations.

        Our Growth is Dependent on Developing Hotels. We intend to grow primarily by developing and franchising additional Candlewood hotels. Our development of hotels involves substantial risks, including:

        -  financing not being available to us on favorable terms;

        -  our actual costs exceeding budgeted or contracted amounts;

        -  delays in completion of construction;

        - incurring substantial costs if we abandon a development project prior to completion;

        -  our failure to obtain all necessary zoning and construction permits;

        - our developed properties not achieving desired revenue or profitability levels once opened;

        - competition for suitable development sites from our competitors, some of whom have greater financial resources than us;

        -  changes in governmental rules, regulations and interpretations; and

        -  changes in general economic and business conditions.

There can be no assurance that we will acquire properties, or develop or construct hotels on time and within budget, or at all.

        We Need to Manage our Rapid Growth. Our development plans will require us to implement specialized operational and financial systems and will require additional management, operational and financial resources. For example, we will be required to recruit and train property managers and other personnel for each new hotel as well as additional personnel at our headquarters. We cannot assure that we will be able to achieve our planned rate of expansion or manage our expanding operations efficiently or effectively. If we are unable to manage our growth efficiently and effectively, our business and results of operations could be materially and adversely affected.

        We Depend on a Single Type of Lodging Facility and a Single Brand. We intend to exclusively develop, manage and franchise Candlewood hotels. We currently do not intend to develop any lodging facilities other than hotels focused on business travelers in the mid-priced segment of the market and do not intend to develop lodging facilities with other franchisors. Accordingly, we will be subject to risks inherent in concentrating investments in a single type of lodging facility and a single franchise brand, such as a shift in demand or a reduction in business following adverse publicity related to the brand, which could have a material adverse effect on our business and results of operations. In addition, we have a limited history upon which we can gauge consumer acceptance of our hotels and, accordingly, we cannot provide assurances that our hotels will be readily accepted by guests who are looking for conventional or extended-stay hotel accommodations. Furthermore, we compete against other facilities with substantially greater brand recognition.

        We are Subject to Real Estate Investment Risks. Our investment in our hotels will be subject to varying degrees of risk related to our ownership and operation of real property. The underlying value of our real estate investments is significantly dependent upon our ability to maintain or increase cash provided by operating our investments. The value of our hotels and the income from our hotels may be materially adversely affected by:

        -  changes in national economic conditions;

        - changes in general or local economic conditions and neighborhood characteristics;

        -  competition from other lodging facilities;

        -  changes in real property tax rates;

        -  changes in the availability, cost and terms of financing;

        -  the impact of present or future environmental laws;

        -  the ongoing need for capital improvements;

        -  changes in operating expenses;

        -  changes in governmental rules and policies;

        -  natural disasters; and

        -  other factors which are beyond our control.

In addition, our real estate investments are relatively illiquid. As a result, we may not be able to vary our portfolio in response to changes in economic and other conditions. Accordingly, we cannot assure that we will be able to dispose of an investment when we find disposition advantageous or necessary, or that the sale price of any disposition will recoup or exceed the amount of our investment.

        Our Hotels May Experience Seasonal Fluctuations. Based upon our experience operating extended-stay hotels, we expect that occupancy and revenues may be lower than normal during the months of November, December and January due to the holiday season. Because many of our expenses do not fluctuate with occupancy, declines in occupancy may cause fluctuations or decreases in our quarterly earnings.

        We Depend on Key Personnel. Our success depends to a significant extent upon the efforts and abilities of our senior management and key employees, particularly, Mr. Jack P. DeBoer, Chairman of the Board and Chief Executive Officer, and Mr. Warren D. Fix, Executive Vice President and Chief Financial Officer. The loss of the services of either of these individuals could have a material adverse effect upon our business and results of operations.

ITEM 3. LEGAL PROCEEDINGS

        We are and from time to time have been party to commercial litigation relating to our business. We believe that none of these matters is material and intend to defend ourselves vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Candlewood's initial public offering of common stock was made on November 5, 1996. The common stock is listed on the Nasdaq National Market under the symbol "CNDL". The following table sets forth the high and low sales prices per share, as reported by the Nasdaq National market during the periods indicated:

          1998                                     High            Low
          ----                                     ----            ---
          Fourth Quarter                           $6 1/4        $3 3/4
          Third Quarter                             8 1/4         4 1/4
          Second Quarter                            8 1/4         7 1/8
          First Quarter                             9             7 7/8


          1997                                     High            Low
          ----                                     ----            ---
          Fourth Quarter                           $10 7/8       $7 5/8
          Third Quarter                             11 1/2        7 3/8
          Second Quarter                            10 1/4        7 7/8
          First Quarter                             13 3/4        8

        The closing sales price of our common stock on March 17, 1999 was $4. The approximate number of beneficial stockholders on March 17, 1999 was 1,202. The approximate number of stockholders of record on March 17, 1999 was 148.

        We have not paid dividends on our Common Stock. The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% of the stated value of the shares ($1,000 per share), and are in preference to any dividend on our Common Stock. We currently do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Any future payment of dividends on the Common Stock will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. We anticipate that future financing, including any lines of credit, may restrict or prohibit our ability to pay dividends. After payment of dividends on the Series A and Series B Preferred Stock, we intend to retain any future earnings for reinvestment in the development and expansion of our business.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

        The selected consolidated financial data set forth below has been derived from our audited consolidated financial statements and the notes thereto. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements.



                                                                                      Period from
                                                                                       October 1,
                                                                                         1995
                                             Year Ended    Year Ended    Year Ended  (Inception) to
                                            December 31,  December 31,  December 31,  December 31,
                                                1998          1997          1996         1995(1)
                                            ------------  ------------  ------------  -----------
STATEMENT OF OPERATIONS DATA:
Hotel operations revenues                      $47,278        $6,223       $   686         $   -
Other income                                       672           221             -             -
Hotel operating expenses                        28,266         4,713           400             -
Rent expense on leased hotels                   12,365            79             -             -
Corporate operating expenses                     3,906         2,372         1,637           204
Abandoned site costs                             3,799           157             -             -
Depreciation and amortization                    3,565         1,022           249             5
Interest income                                  1,166         1,216           328             -
Interest expense                                  (214)         (134)          (81)            -
Net loss                                        (6,287)         (817)       (1,353)         (209)
Net loss per share (pro forma 1996 and           (1.40)        (0.23)        (0.23)        (0.04)
1995) (2)
Weighted average shares outstanding (pro
forma 1996 and 1995) (2)                     9,025,000     9,025,000     5,764,071     5,175,000


                                               December 31,  December 31, December 31,   December 31,
                                                  1998          1997         1996           1995
                                               ------------  ------------ ------------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents                       $ 23,155      $ 35,355      $33,792         $  123
Total assets                                     293,358       181,807       51,674          1,283
Accounts payable and other accrued                40,277        16,040        2,435             92
expenses
Long term debt                                   114,742        63,416       15,457              -
Minority interest                                      -             -            -              8
Members' equity                                        -             -            -          1,183
Stockholders' equity                              19,382        32,589       33,406              -


(1) Although Candlewood LLC was not formed until November 16, 1995, certain expenses applicable to its business were incurred during the period from October 1, 1995 to November 16, 1995 and were funded by capital contributions of members. Accordingly, our statements of operations have been presented as if our operations began on October 1, 1995.
(2) Pro forma net loss per share is based on (i) the 5,175,000 shares of our Common Stock issued in conjunction with the conversion from a limited liability company to a corporation in November 1996, (ii) the 3,850,000 shares of our Common Stock issued in conjunction with our initial public offering and (iii) the amount of pro forma net loss we would have recorded had we operated as a C Corporation for all periods presented. See Note 2i. of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

        Candlewood owns, operates, manages, develops and franchises hotels serving mid-market extended-stay business travelers. Our overall results of operations and financial position are significantly influenced by our development activity. The following table sets forth our hotel development for the past three years:


                                                  Number of Hotels
                                                    December 31,
                                   -----------------------------------------------
                                       1998             1997             1996
                                   -------------    -------------    -------------
          Open Hotels
          -----------
             Company - Operated         53               21                1
             Franchised                  9                3                -
                                   -------------    -------------    -------------
          Total                         62               24                1

          Under Construction
          ------------------
             Company - Owned            12               22                7
             Franchised                  2                6                1
                                   -------------    -------------    -------------
          Total                         14               28                8

          Under Contract
          --------------
             Company - Owned            14               34               19

         The following is a summary of hotel openings by quarter for 1998:

                                                           1998
                                         ----------------------------------------
                                         First      Second     Third       Fourth
                               As of     Quarter    Quarter    Quarter     Quarter   As of
                              12/31/97   3/31       6/30       9/30        12/31     12/31/98
                              --------   -------    -------    -------     -------   --------
Company - Operated               21        2         10          5           15         53

        At the end of 1998, we had a total of 53 company-operated hotels and nine franchised hotels located in 26 different states. We expect to complete the construction of the 12 facilities under construction at December 31, 1998 at various times during 1999. The contracts into which we enter for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale. We have the right to terminate each contract if we are not satisfied with the results of the investigations and due diligence. We are unable to assure that we will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget. In addition, if we abandon a contract, we may write-off certain costs which would otherwise be capitalized.

        In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels from HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed or will develop. The transactions were closed in stages, beginning in 1997 and ending in early 1999. A total of 26 hotels were sold and leased back during 1998 for a cumulative sales price of approximately $198.4 million. In 1997, we sold and leased back five hotels. The remaining three hotels were sold and leased back in January 1999. The results from operations for both years, 1998 and 1997, reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. Under generally accepted accounting principles, the gain must be deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 11 to Consolidated Financial Statements.

        The following table sets forth our operating property portfolio as of December 31, 1998 and 1997 (in thousands):

                         Number of Hotels                  Number of Rooms
                            December 31                      December 31
                         ----------------                  ---------------
                          1998      1997      Increase     1998       1997     Increase
                          ----      ----      --------     ----       ----     --------
   Company Owned           22         16          6        2,549     1,691        858
   Leased                  31          5         26        3,522       558      2,964
                          ----      ----      --------     -----     -----     --------
        Total              53         21         32        6,071     2,249      3,822

Franchised                  9          3          6        1,050       319        731
                          ----      ----      --------     -----     -----     --------

Total System               62         24         38        7,121     2,568      4,553

        Our results of operations were negatively impacted by our early adoption of Statement of Position (SOP 98-5) during the fourth quarter of 1998. SOP 98-5 requires opening and organization costs to be expensed as incurred. Our opening costs capitalized, net of accumulated amortization, at December 31, 1998, totaled $3.9 million.

        Our results are dependent upon our revenue per available room (RevPAR) which is a factor of occupancy and room rate. Accordingly, we intend to remain focused on ,occupancy levels at each of our hotels until such time the occupancy levels reach stabilization. Due to our rapid expansion, the overall occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly-opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Once our hotels' occupancy levels have stabilized, we intend to review the nightly pricing rates of our hotels. We believe that this practice is a prevailing standard in the lodging industry.

        On August 3, 1998, we completed the private placement of $42.0 million of our Series B Preferred Stock and warrants to purchase our Common Stock. The net proceeds to us were approximately $39.4 million, after deducting commissions and expenses of $2.6 million.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

        Hotel Operations

        Hotel Operations Revenue

        The following is a summary of 1998 and 1997 hotel operations revenues (in thousands):


       Fiscal Year     Number    Fiscal 1998   Fiscal 1997                Percentage
         Opened      of Hotels    Revenues      Revenues    Increase        Change
       -----------   ---------   -----------   -----------  --------      ----------
          1998          32       $15,043             -      $15,043          N/A
          1997          20        30,564        $4,651       25,913        557.1%
          1996           1         1,671         1,572           99          6.3%
         -----          --       -------        ------      -------        -----
         Total          53        47,278         6,223       41,055        659.7%


        Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone, vending, pay per view movie rental), totaled $47.3 million for 1998, compared to $6.2 million for 1997. The increase in revenue reflects the increase in the number of hotels in operation during 1998 and the full year impact of the hotels opened in 1997. The following table sets forth our operating statistics for 1998 and 1997:


                                 For the Year Ended December 31,
                               -----------------------------------
                                    1998                1997             Change
                               ---------------     ---------------    ------------
   Occupancy                        65.7%               52.1%             13.6%
   Average Daily Rate              $53.14              $51.31             $1.83
   Revenue per available room      $34.93               26.74             $8.19

Average occupancy rate, which is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period, was 65.7% for 1998, compared to 52.1% for 1997. The increase in occupancy was largely due to the increased number of hotels that had completed or were near completion of their ramp-up phase at December 31, 1998.

        The average daily room rate in 1998 was $53.14, compared to $51.31 for 1997. Average daily room rates are determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period. The increase in average daily rate was largely due to our entry into higher priced markets. We believe that the average daily room rates vary due primarily to (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher rates for our one-bedroom suites, and (iii) higher rates in certain hotel locations. Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $34.93 for 1998, compared to $26.74 for 1997. Future occupancy and room rates may be impacted by a number of factors, including the number and geographic location of new hotels, as well as the season in which such hotels open, competition, market acceptance of our hotels and general economic conditions. We cannot predict whether current occupancy and room rates can be maintained.

         We consider a property to have completed its initial ramp-up phase somewhere between six and twelve months following hotel opening. The initial ramp-up phase is dependent on the supply demand characteristics of individual markets and is most evident in the occupancy of the hotel. The following table compares the 1998 and 1997 performance of the 21 hotels open at December 31, 1997:

                                               For the Year Ended December 31,
                                               -------------------------------
                                                 1998                   1997           Change
                                                 ----                   ----           ------
Occupancy                                        70.3%                  52.1%           18.2%
Average Daily Rate                              $53.54                 $51.31           $2.23
Revenue per Available Room                      $37.62                 $26.74          $10.88

        Hotel Operating Expenses

        Hotel operating expenses for 1998 totaled $28.3 million, compared to $4.7 million for 1997. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses was made up of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the increased number of hotels in operation during 1998. In addition, the variable nature of many of the expenses factors into the overall increase in hotel operating expenses. For example, labor, utilities, and cleaning supply costs increase as occupancy at the hotels increases.

        Rent Expense on Leased Hotels

        We incurred rent expense in 1998 of $12.4 million for the 31 hotels leased as of December 31, 1998. We recorded $79,000 of rent expense in 1997 for the five hotels leased as of December 31, 1997. The increase in rent expense reflects the sale and leaseback of 26 additional hotels in 1998, as well as the full-year lease costs of the hotels sold in 1997.

        Hotel Depreciation and Amortization

        Hotel depreciation and amortization expense (e.g. building, furniture, fixtures, equipment and capitalized opening costs) for 1998, totaled $3.4 million, compared to $879,000 for 1997. The increase was a direct result of the increase in the number of company-owned hotels open and operating during 1998. An additional factor in the growth in hotel depreciation was the age of the hotels in the portfolio at December 31, 1998. Many of our hotels opened in the fourth quarter of 1997 and as a result, only a partial year's depreciation was recorded in 1997. As for 1998, depreciation and amortization expense does not reflect any expense for the properties sold in the sale-leaseback transactions. In accordance with generally accepted accounting principles, we do not depreciate assets held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

        Corporate Operations

        Other Income

        Other income for 1998, totaled $672,000, compared to $221,000 for 1997. Other income consists primarily of franchise fees and royalty fees from franchise hotels, management fees received from a managed hotel (Cambridge Suites, located in Wichita, Kansas) and equity income from a joint venture hotel in Rockford, Illinois. At December 31, 1998, we had nine franchised hotels in operation, compared to three hotels at December 31, 1997. The growth in other income in 1998, compared to 1997 reflects an increase in royalty, franchise fee and management fee income, partially offset by our equity in the net loss of the Rockford, Illinois joint venture hotel.

        In addition, we sold 26 additional hotels as part of the sale-leaseback transaction during 1998. The total sales price for these hotels was $198.4 million. A deferred gain of $13.5 million was recorded on the sales. In 1998, we recognized $569,000 of the gain on hotels sold in 1997 and 1998. There was no gain recognized during 1997.

        Corporate Operating Expenses

        Corporate operating expenses for 1998 totaled $3.9 million, compared to $2.4 million for 1997 and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support our increase in hotels in operation, under construction and properties on which we performed due diligence.

        Abandoned Site Costs

        We recorded $3.8 million of abandoned site costs in 1998, compared to $157,000 in 1997. Abandoned site costs represent costs related to certain development sites under purchase options that we have decided not to develop. Many of these sites were under purchase option contracts.

        Corporate Depreciation and Amortization

        Depreciation and amortization applicable to corporate operations for 1998 totaled $162,000, compared to $143,000 for 1997 and related to the furniture, equipment and intangible assets at the corporate office. The increase in depreciation and amortization reflects the increase in furniture, fixtures and equipment required as the corporate office support staff expanded to meet our growth needs. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g. operating rights, trademarks) is computed using the straight-line method over the life of the corresponding asset.

        Interest Income and Expense

        We earned $1.2 million of interest income in 1998. This income resulted primarily from short-term investment of excess funds received in the Series A and B Preferred Stock private placements. For 1997, we earned $1.2 million of interest income related to the temporary investment of excess funds that stemmed from the initial public offering of our Common Stock, the Series A Preferred Stock offering, and the sale-leaseback transaction.

        We had interest expense, net of capitalized interest, of $214,000 for 1998, compared to $134,000 for 1997. The increase in interest expense was the result of our slowdown in development activity in the fourth quarter of 1998. We began construction of fewer projects in the fourth quarter thereby limiting the amount of interest that could be capitalized.

        YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        Hotel Operations

        Hotel Operations Revenues

        The following is a summary of 1997 hotel operations revenues:

       Fiscal Year     Number    Fiscal 1997   Fiscal 1996              Percentage
         Opened      of Hotels   Revenues      Revenues      Increase     Change
       -----------   ---------   -----------   -----------   --------   ----------
           1997           20        $4,651             -       $4,651         N/A
           1996            1         1,572          $686          886       129.1%
       ------------       --        ------          ----       ------      ------
          Total           21         6,223           686        5,537      907.1%

        As of December 31, 1997, we owned and operated 21 Candlewood hotels. As of December 31, 1996, we owned and operated one Candlewood hotel in Wichita, Kansas, which opened on May 5, 1996. Total 1997 revenue from hotel operations, which includes room revenue and other revenue, was $6.2 million, compared to $686,000 for 1996. The increase in revenue reflected the increase in the number of hotels in operation during 1997 and the full year impact of the hotel opened in 1996. The following table sets forth our operating statistics for 1997 and 1996:

                                   For the Year Ended December 31,
                                 -----------------------------------
                                     1997                    1996        Change
                                 --------------          -----------    -------
Occupancy                             52.1%                  56.0%        (3.9%)
Average Daily Rate                  $51.31                 $47.71         $3.60
Revenue per Available Room          $26.74                 $26.77        $(0.03)


        Our overall 1997 average occupancy was negatively impacted by the lower occupancy typically experienced for newly opened facilities. A total of 20 properties opened in 1997, compared to one property that opened in 1996. Of the 20 properties that opened in 1997, 15 opened in the fourth quarter.

        Hotel Operating Expenses

        Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels. Hotel operating expenses totaled $4.7 million in 1997, compared to $400,000 in 1996. The increase was the result of the increased number of hotels open and operating at December 31, 1997.

        Rent Expense on Leased Hotels

        We incurred rent expense in 1997 of $79,000 for the five hotels leased as of December 31, 1997. There was no sale leaseback activity in 1996.

        Hotel Depreciation and Amortization

        In 1997, depreciation and amortization expense attributable to hotel operations totaled $879,000, compared to $180,000 for 1996. The increase reflected the full year operation of the Wichita, Kansas hotel and the partial periods of operation in 1997 for the 20 properties opened during 1997.

        Corporate Operations

        Other Income

        Other income consists primarily of franchise fees and royalty fees from franchise hotels, management fees, and equity income from joint ventures. Other income for the year ending December 31, 1997 was $221,000, compared to $0 for 1996. At December 31, 1997, we had three franchised hotels in operation. There were no franchised hotels open at December 31, 1996.

        Additionally, we sold five hotels as part of the sale-leaseback transaction during 1997. The total sales price for these hotels was $35.9 million. A deferred gain of $6.8 million was recorded on the sale. There was no sale leaseback activity in 1996.

        Corporate Operating Expenses

        Corporate operating expenses include all expenses not directly related to the development or operations of specific hotels. In 1997, these expenses totaled $2.4 million, compared to $1.6 million in 1996. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 1997, compared to 1996 reflects the impact of additional personnel and related expenses associated with our increased activity in 1997.

        Abandoned Site Costs

        Abandoned site costs represent costs related to certain development sites under purchase options that we no longer will develop. We recorded $157,000 of abandoned site costs in 1997. There were no abandoned site costs in 1996.

        Corporate Depreciation and Amortization

        Depreciation and amortization applicable to corporate operations for the year ended December 31, 1997 totaled $143,000, compared to $69,000 in 1996. The increase in depreciation and amortization reflected the increased needs of the corporate office staff as it expanded to accommodate our growth.

        Interest Income and Expense

        We earned $1.2 million of interest income in 1997, compared to $328,000 in 1996. This income resulted primarily from short-term investment of excess funds, including proceeds from our initial public offering of Common Stock, our offering of Series A Preferred Stock, and the sale-leaseback transaction.

        We had interest expense, net of capitalized interest, of $134,000 in 1997, compared to $81,000 in 1996. The increase in interest expense reflects the increased level of activity in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        We had cash and cash equivalents of $23.2 million at December 31, 1998 and $35.4 million at December 31, 1997. Net cash provided by operating activities totaled $29.4 million in 1998, compared to $49.7 million of net cash used in operating activities in 1997. For 1998, we recorded a net loss of $6.3 million, which includes a $3.9 million write-off of opening costs related to abandoned sites. One of the primary uses of cash in 1998 was related to the $15.3 million of deposits relating to the sale-leaseback of certain of the Company's hotels. Sources of cash in 1998 included a reduction of $23.9 million in the amount of hotels held for sale, a $12.5 million increase in accounts payable and accrued expenses, and $3.6 million of non-cash depreciation and amortization expense. The primary use of cash in 1997 related to the $44.7 million of hotels held for sale at the end of the year pursuant to the sale-leaseback transaction.

        Net cash used in investing activities for the year ended December 31, 1998 totaled $125.0 million, compared to $58.8 million in 1997. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, acquisition costs for properties under contract, and the costs of hotels sold accounted for the majority of the cash used. In 1998, we expended approximately $111.3 million on construction, compared to $54.1 million in 1997.

        In 1998, net cash provided by financing activities was $83.4 million, compared to $110.1 million in 1997. For 1998, the cash provided by financing activities included the $39.4 million in proceeds from the Series B Preferred Stock issuance and proceeds from mortgages and notes payable. In 1997, the cash provided by financing activities was related to proceeds from mortgages and notes payable and the closing of the Series A Preferred Stock placement.

        At December 31, 1998, we had 12 hotels under construction with a total estimated cost of approximately $105.7 million. Our total equity requirement for these properties is $32.4 million, all of which had been funded as of December 31, 1998. At December 31, 1998, we had secured financing on nine hotels in the amount of $54.2 million and were processing loans with a third-party lender with respect to the three remaining properties which, if approved, would provide an estimated $21.0 million of additional financing. As of March 1, 1999, one of the loans in the amount of $4.6 million had been secured.

        In addition to hotels under construction, we had 14 properties under contract at December 31, 1998, with an estimated total project cost of $161.3 million. As of December 31, 1998, we had incurred costs of approximately $15.4 million on these projects. These costs include deposits and fees for surveys, legal services, environmental studies, and architectural drawings.

        We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for development of projects currently under construction and operations through 1999. Substantial capital resources in addition to those discussed above will be necessary for us to continue to develop the properties under contract. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would similarly require additional capital. We are actively pursuing a number of financing alternatives, including credit facilities, the issuance of debt and joint ventures. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on our business and results of operations.

        We have not paid dividends on our Common Stock. We currently do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Dividend payments on the Series A and Series B Preferred Stock are paid quarterly and in preference to the Common Stock. These payments are approximately $2.0 million per quarter. After payment of dividends on the Series A and Series B Preferred Stock, we intend to retain any future earnings for reinvestment in the development and expansion of our business.

Impact of the Year 2000 Issue

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

        We have established a plan to resolve the Year 2000 issue. The plan consists of four phases: assessment, remediation, testing, and implementation.

A. Assessment - We have completed our assessment of all systems, both information technology and non-information technology, that could be significantly affected by the Year 2000 issue. The results of the assessment of our systems are as follows:

        1) Our core financial systems - All hardware and software were replaced in 1998 as part of the successful implementation of a new accounting system. The new system has been certified to be fully compliant with the Year 2000 issue by an independent agency.

        2) Other corporate office systems, including the local area network, phone systems, E-mail, imaging systems, word processing, spreadsheets, and scheduling software have all been evaluated and tested and found to be in compliance.

        3) Hotel property management system - Our initial assessment found our property management system not Year 2000 compliant. National Guest Systems has written an upgrade to the IS4 software to make it Year 2000 compliant. This upgrade was installed in the hotels in January of 1999. National Guest Systems has represented to us that the software is now fully compliant. We will perform further testing on this software in phase two of our plan.

        4) Other hotel systems purchased from third-party vendors - These systems include the elevators, voice mail, energy management and HVAC system, phone switches, room key systems, fire and security systems, and any other equipment or systems that have an "embedded" chip that records the date. We have requested and obtained written verification from all of our major vendors that their product is Year 2000 compliant. Furthermore, the plans given to our contractors specify that all systems are Year 2000 compliant.

B. Remediation - As previously mentioned, our assessment indicated that only one of our systems was not Year 2000 compliant. This is our property management software purchased from National Guest Systems. National Guest Systems has since modified the software, adding a four-digit year instead of the two-digit previously used. This modification has been installed in our hotels and is currently in use. National Guest Systems has represented to us that the software is now fully Year 2000 compliant. No other issues have been detected in any of our systems.

C. Testing - The testing phase of our plan involves actually using the software with dates into the next year and testing the results. We have begun this testing on personal computers in our corporate office and will expand our tests to the field systems, including the property management system, during the second quarter of 1999. As of December 31, 1998, this process was 25% complete. We anticipate completion by September 30, 1999. We anticipate that this will allow sufficient time to remedy any problems that we identify.

D. Implementation - The final phase of our plan is scheduled to be complete by September 30, 1999. All systems will be modified, tested and in place by that date.

        To date the only costs we have incurred as a result of the Year 2000 issue have been the internal costs of labor to perform the assessment and testing of our systems. We do not anticipate incurring any other costs as a result of the Year 2000 issue. We estimate that the total amount of internal labor incurred by us to assess, remedy and test the systems will be less than $100,000.

        We have contingency plans for certain critical applications and are working on such plans for others. These contingency plans involve, among other actions, data back-up and retrieval, manual workarounds and adjustments to staffing strategies.

        Failure to address the Year 2000 issue by third-party vendors that we rely upon could have a material adverse effect on our business and results of operations. Examples of third-party vendors include utility providers, elevators, phone service providers, banks and data processing providers. Disruptions in the operation of airlines and central reservation systems, as well as a general disruption in the national or regional economy would also have an adverse impact on our business and results of operations. We are unable to estimate the likelihood or impact of these events.

Impact of New Accounting Standards

        In April 1998, the American Institute of Certified Public Accountants issued a Statement of Position (SOP 98-5), Reporting on the Costs of Start-up Activities. The SOP requires that entities expense costs of start-up activities as they are incurred. Except for certain entities, this SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. Opening costs capitalized, net of accumulated amortization, at December 31, 1998, totaled $3.9 million. We elected to early adopt the SOP in the fourth quarter of 1998, at which time a cumulative effect of the change in accounting principle of $3.9 million was recorded.

Quantitative and Qualitative Disclosure of Market Risk

        Our earnings are affected by changes in interest rates as a portion of our outstanding indebtedness is at variable rates based on LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable would change by approximately $11,500. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at December 31, 1998, would change by approximately $1,800.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Investors are cautioned that certain statements contained in this document as well as some of our statements in periodic press releases and some oral statements of our officials during presentations about the company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "anticipates," "estimates," "expects" or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

        Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, adverse changes in national or local economic conditions, competition from other lodging properties, changes in real property tax rates, changes in the availability, cost and terms of financing, the impact of present or future environmental legislation, the ongoing need for capital improvements, changes in operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, and adverse changes in zoning laws. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including without limitation under the captions "Certain Business Considerations," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business and Properties."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is filed as a separate part of this report on Form 10-K (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1 Election of Directors" and under the caption "Executive Officers of the Company" of the Candlewood's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 1999.

ITEM 11. EXECUTIVE COMPENSATION

        There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the Candlewood's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Candlewood's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the Candlewood's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 1999.

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

               None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 26, 1999                       CANDLEWOOD HOTEL COMPANY, INC.



                                            By:  /s/ Jack P. DeBoer
                                                 -------------------------------
                                                 Jack P. DeBoer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                 Title                    Date Signed
        ---------                                 -----                    -----------
/s/ Jack P. DeBoer                        Chief Executive Officer        March 26, 1999
--------------------------------------    and Director (Principal
            Jack P. DeBoer                Executive Officer)


/s/ Warren D. Fix                         Executive Vice President,      March 23, 1999
--------------------------------------    Chief Financial Officer,
             Warren D. Fix                Secretary and Director
                                          (Principal Financial and
                                          Accounting Officer)

/s/ James E. Roos                         President and Chief            March 25, 1999
--------------------------------------    Operating Officer
             James E. Roos

/s/ Gary E. Costley                       Director                       March 22, 1999
--------------------------------------
            Gary E. Costley

/s/ Robert J. Cresci                      Director                       March 26, 1999
--------------------------------------
           Robert J. Cresci

/s/ Richard J. Ferris                     Director                       March 26, 1999
--------------------------------------
           Richard J. Ferris

/s/ Robert S. Morris                      Director                       March 26, 1999
--------------------------------------
           Robert S. Morris

/s/ William L. Perocchi                   Director                       March 25, 1999
--------------------------------------
          William L. Perocchi

/s/ Frank J. Pados                        Director                       March 26, 1999
--------------------------------------
            Frank J. Pados

/s/ Tony M. Salazar                       Director                       March 23, 1999
--------------------------------------
            Tony M. Salazar

/s/ Thomas H. Nielsen                     Director                       March 26, 1999
--------------------------------------
           Thomas H. Nielsen


                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS*

Report of Independent Auditors (Ernst & Young LLP).....................................    F-2
Report of Independent Auditors (KPMG LLP)..............................................    F-3
Consolidated Balance Sheets at December 31, 1998 and 1997..............................    F-4
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997
        and 1996.......................................................................    F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998,
        1997 and 1996..................................................................    F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
        1997 and 1996..................................................................    F-7
Notes to Consolidated Financial Statements.............................................    F-8
Schedule III - Real Estate and Accumulated Depreciation................................    S-1




* Certain schedules have been omitted as they are not applicable to the Company or the information is contained in the consolidated financial statements or notes thereto.

                         [ERNST & YOUNG LLP LETTERHEAD]


                         Report of Independent Auditors



To the Board of Directors of Candlewood Hotel Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. We have also audited the related financial statement schedule listed in the accompanying index for the year ended December 31, 1998. These financial statements and schedule are the responsibility of the management of Candlewood Hotel Company, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up activities", which required the expensing of unamortized organization and opening costs in 1998.


                                            /s/ ERNST & YOUNG LLP
                                            Ernst & Young LLP

Chicago, Illinois
February 13, 1999

INDEPENDENT AUDITORS' REPORT
----------------------------


The Board of Directors
Candlewood Hotel Company, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Candlewood Hotel Company, Inc. and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Candlewood Hotel Company, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/ KPMG LLP
                                            KPMG LLP

Wichita, Kansas
February 21, 1997

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In thousands, except par value, state value, and share data)


--------------------------------------------------------------------------------------
December 31,                                                      1998          1997
                                                                ---------    ---------
ASSETS
Investment in hotels completed and under construction:
     Hotels completed                                           $ 150,401    $  75,589
     Hotels under construction                                     67,447       46,320
     Other costs                                                   16,591        7,973
                                                                ---------    ---------
                                                                  234,439      129,882
     Accumulated depreciation and amortization                     (1,907)      (1,109)
                                                                ---------    ---------
     Net investment in hotels                                     232,532      128,773

Cash and cash equivalents (including $521 and $1,510 of
       restricted cash, respectively)                              23,155       35,355
Deposits                                                           23,847        8,594
Accounts and other receivables                                      3,566        3,266
Other assets                                                       10,258        5,819
                                                                ---------    ---------

           Total assets                                         $ 293,358    $ 181,807
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                     $ 114,742    $  63,416
Accounts payable and other accrued expenses                        40,277       16,040
Deferred gain on sale of hotels                                    16,771        6,807
Other liabilities                                                   1,449        1,494
                                                                ---------    ---------
           Total liabilities                                      173,239       87,757

Redeemable, convertible, cumulative preferred stock ("Series
       A"), $1,000 stated value, 65,000 shares authorized and
       outstanding, net of offering costs                          61,339       61,461

Redeemable, convertible, cumulative preferred stock ("Series
B"), $1,000 stated value, 42,000 shares authorized and
outstanding, net of offering costs                                 39,398            -

Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares
        authorized, 9,025,000 issued and outstanding                   90           90
     Additional paid-in capital                                    35,270       35,270
     Accumulated deficit                                          (15,978)      (2,771)
                                                                ---------    ---------
           Total stockholders' equity                              19,382       32,589
                                                                ---------    ---------

           Total liabilities and stockholders' equity           $ 293,358    $ 181,807
                                                                =========    =========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Years Ended December 31, 1998, 1997 and 1996 (In
                   thousands, except share and per share data)

-------------------------------------------------------------------------------------------------
                                                      1998            1997           1996
                                                   -----------    -----------    -----------
REVENUES:
Hotel operations                                   $    47,278    $     6,223    $       686
Other income                                               672            221              -
                                                   -----------    -----------    -----------
    Total hotel operating revenues                      47,950          6,444            686
Proceeds from sales of hotels, net of deferred
gain of $10,533 and $6,807, respectively               184,841         29,134              -
Deferred gain recognition on sales of hotels               569             --              -
                                                   -----------    -----------    -----------
    Total Revenues                                     233,360         35,578            686
                                                   -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                28,266          4,713            400
Corporate operating expenses                             3,906          2,372          1,637
Rent expense on leased hotels                           12,365             79              -
Abandoned Site Costs                                     3,799            157              -
Depreciation and amortization                            3,565          1,022            249
                                                   -----------    -----------    -----------
    Total operating costs and expenses                  51,901          8,343          2,286
Cost of hotels sold                                    184,841         29,134              -
                                                   -----------    -----------    -----------
                                                        (3,382)        (1,899)        (1,600)

Interest income                                          1,166          1,216            328
Interest expense                                          (214)          (134)           (81)
                                                   -----------    -----------    -----------
    Loss before preferred dividends and
       cumulative effect of a change in
       accounting principle                             (2,430)          (817)        (1,353)
Preferred stock dividends                               (6,338)        (1,248)             -
    Loss available to common stockholders before
       cumulative effect of a change in
       accounting principle                             (8,768)        (2,065)        (1,353)


Cumulative effect of a change in accounting
principle, less  applicable
income taxes of $0                                      (3,857)             -              -
                                                   -----------    -----------    -----------
    Net loss available to common stockholders      $   (12,625)   $    (2,065)   $    (1,353)
                                                   ===========    ===========    ===========

Per share amounts (proforma for 1996) - basic
and diluted
      Income before cumulative effect of a
      change in accounting principle               $      (.97)   $     (0.23)   $     (0.23)
      Cumulative effect of change in accounting
         principle                                        (.43)             -              -
                                                   ===========    ===========    ===========
      Net loss                                     $     (1.40)   $     (0.23)   $     (0.23)
                                                   ===========    ===========    ===========

Weighted average shares outstanding - basic
and diluted                                          9,025,000      9,025,000      5,764,071
                                                   ===========    ===========    ===========

---------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)


------------------------------------------------------------------------------------------------------
                                   Total                 Additional               Total
                                  Member's      Common    Paid-in   Accumulated Stockholders'
                                   Equity       Stock     Capital     Deficit     Equity
                                  --------      ------   ---------- ----------- -------------
Balance at December 31, 1995      $  1,183      $    -   $      -   $      -    $  1,183

Members' capital contributions      10,981           -          -          -      10,981
Distribution to Member             (11,973)          -          -       (392)    (12,365)
Issuance of common stock, net
     of offering costs                   -          39     34,921          -      34,960
Exchange of members'
     interests for common stock       (191)         51        349       (209)          -
Net Loss                                 -           -          -     (1,353)     (1,353)
                                  --------      ------   --------   --------    --------

Balance at December 31, 1996             -          90     35,270     (1,954)     33,406

Net Loss                                 -           -          -       (817)       (817)
                                  --------      ------   --------   --------    --------

Balance at December 31, 1997             -          90     35,270     (2,771)     32,589

Preferred stock dividends paid           -           -          -     (6,920)     (6,920)
Net Loss                                 -           -          -     (6,287)     (6,287)
                                  --------      ------   --------   --------    --------

Balance at December 31, 1998      $     --      $   90   $ 35,270   $(15,978)   $ 19,382
                                  ========      ======   ========   ========    ========



See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)


---------------------------------------------------------------------------------------------------
                                                            1998           1997           1996
                                                        -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in               $  (2,430)     $    (817)     $  (1,353)
  accounting principle
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                            3,565          1,022            249
    Deferred gain recognition on sales of hotels              (569)             -              -
    Abandoned site costs                                     3,799            157              -
    Change in:
      Hotels completed and under construction - held        23,877        (44,653)             -
        for sale
      Deposits                                             (15,253)        (8,594)             -
      Accounts receivable                                   (1,309)        (1,346)          (140)
      Opening costs                                         (2,543)        (1,797)          (235)
      Other assets                                          (2,956)        (1,140)          (301)
      Accounts payable and other accrued expenses           12,457            224            993
      Deferred gain on sale of hotels                       10,533          6,807              -
      Other liabilities                                        227            422            376
                                                         ---------      ---------      ---------
        Net cash provided by (used in) operating
           activities                                       29,398        (49,715)          (411)
                                                         ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under
     Construction                                         (111,324)       (54,127)       (13,552)
Payments for site acquisition costs                        (13,731)        (4,701)        (1,391)
Purchase of intangible assets                                   47            (10)            (3)
                                                         ---------      ---------      ---------
        Net cash used in investing activities             (125,008)       (58,838)       (14,946)
                                                         ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of preferred stock              39,276         61,461              -
Proceeds from mortgage and notes payable                   147,101         63,286         15,458
Payments on mortgages and notes payable                    (95,775)       (15,327)             -
Net proceeds from issuance of common stock                       -              -         34,960
Distribution to member                                           -              -        (12,365)
Members' capital contributions                                   -              -         10,981
Minority interest                                                -              -             (8)
Preferred stock dividends                                   (6,920)             -              -
Other liabilities                                             (272)           696              -
                                                         ---------      ---------      ---------
        Net cash provided by financing activities           83,410        110,116         49,026
                                                         ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents       (12,200)         1,563         33,669
Cash and cash equivalents at beginning of year              35,355         33,792            123
                                                         ---------      ---------      ---------

Cash and cash equivalents at end of year                 $  23,155      $  35,355      $  33,792
                                                         =========      =========      =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                   $   7,147      $   3,335      $      31
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


                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION

    A.  DESCRIPTION OF BUSINESS

    Candlewood Hotel Company, Inc. (the "Company") develops, constructs, owns, operates, manages and franchises a nationwide hotel chain under the name Candlewood Suites. The hotels are designed to serve extended-stay, value oriented guests with high quality, fully equipped studio units. The first hotel commenced operations on May 5, 1996, and as of December 31, 1998, the Company had a portfolio of 62 properties ("Hotels"). Of these properties, the Company managed 53 Hotels and nine were franchised and operated by third parties. Of the Company managed Hotels, 22 were wholly-owned and 31 were leased from a third party. The Company also had a total of 12 Company-owned Hotels under construction at year-end.

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

    Prior to the Offering, the membership interests in Candlewood LLC were owned 50% by Doubletree Corporation ("Doubletree"), 42.5% by JPD Corporation and certain trusts (the "DeBoer Trusts") and 7.5% by the Warren D. Fix Family Partnership, L.P. (the "Fix Partnership"). JPD Corporation is a Kansas corporation owned by Mr. Jack P. DeBoer, the Company's Chairman and Chief Executive Officer. Warren D. Fix, the Company's Executive Vice President and Chief Financial Officer, is the general partner and majority owner of the Fix Partnership.

    Immediately prior to the Offering, Doubletree and the Fix Partnership contributed to the Company all of their outstanding membership interests in Candlewood LLC and certain minority interests which they held in the subsidiary LLCs, which owned the initially contributed properties ("Subsidiary LLCs"). At the same time, Mr. DeBoer and the DeBoer Trusts contributed to the Company 100% of the stock of JPD Corporation, the assets of which were substantially comprised of its membership interest in Candlewood LLC and the Subsidiary LLCs. In consideration of such transfer, Doubletree and the Fix Partnership were each issued shares of the Company's Common Stock in proportion to their ownership interests in Candlewood LLC immediately prior to such transfer. In addition, Mr. DeBoer and the DeBoer Trusts, collectively, were issued shares of the Company's common stock in proportion to JPD Corporation's ownership interest in Candlewood

    LLC immediately prior to such transfer. As a result, the ownership of the Common Stock of the Company by Doubletree, the Fix Partnership and the shareholders of JPD Corporation, totaling 5,175,000 shares, was in the same proportion as their ownership of membership interests in Candlewood LLC immediately prior to the reorganization of the Company.

    In addition, prior to the Offering, approximately $12.4 million previously contributed to Candlewood LLC by Doubletree, including a preferred return amounting to approximately $392,000 on its capital contributions was distributed by Candlewood LLC to Doubletree. Doubletree concurrently extended to the Company a $15.0 million subordinated credit facility, of which the amount of the distribution to Doubletree was funded in connection with the reorganization of the Company. The terms of the distribution to Doubletree as well as the terms of the subsequent loan by Doubletree to the Company were determined by the members of Candlewood LLC in the course of arms-length negotiations.

    In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of Series A Preferred Stock at an offering price of $1,000 per share (the "Stated Value"). The net proceeds to the Company were approximately $61.3 million after deducting commissions and expenses. The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum. Series A Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At August 31, 2004, the Series A Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

    In August of 1998, the Company completed the private placement of $42.0 million of its Series B Preferred Stock and warrants to purchase its Common Stock. In total, 42,000 shares of Series B Preferred Stock were issued at an offering price of $1,000 per share (the "Stated Value"). Preferred stockholders were also issued, at no additional cost, warrants to purchase 336,000 shares of Common Stock at $12.00 per share. These warrants expire on July 13, 2005. The net proceeds to the Company were approximately $39.4 million after deducting commissions and expenses. The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum. Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Series B Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.


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

    HOTELS UNDER CONSTRUCTION

    Hotels under construction represents costs incurred in the acquisition and development of Hotels. Such costs include land acquisition costs, construction costs, capitalized interest and construction overhead. Upon completion, the costs of construction, including any capitalized costs, are transferred to Hotels completed and except for hotels held for sale, depreciated over the asset's useful life.

    OTHER COSTS

    Other costs consist of acquisition costs. Acquisition costs are costs related to the acquisition of property sites. These costs are added to the costs of the Hotels under construction when the site is acquired and construction at the Hotel begins. Costs associated with a particular site are expensed to operations when the Company determines it will no longer pursue the site. During December 1998, the Company determined that, due to changes in the availability of capital to the Company, certain sites would not be developed. As a result, the Company expensed approximately $3.8 million in site costs during the fourth quarter related to the abandoned sites.

    C.  CASH EQUIVALENTS

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

    F.  INTANGIBLE ASSETS

    Pursuant to the terms of the Limited Liability Company Agreement of Candlewood LLC, JPD Corporation contributed the ownership rights, title and interest in the Candlewood Hotel name and logo and certain other intangibles to the Company in 1996 at the agreed-upon value of $200,000. Such amount is included in intangible assets and is being amortized using the straight-line method over a period of twenty years. Intangible assets also include costs for patents and trademarks. These assets are being amortized using the straight-line method over a period of twenty years and are included in other assets.

    G.  REVENUE RECOGNITION

    Room revenue and other revenues are recognized when earned. Recognition of franchise fee revenue is deferred until all material services or conditions relating to the respective franchise have been substantially performed or satisfied by the Company. Such revenue when recognized is included in other income.

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

    I.  PRO FORMA PER SHARE INFORMATION

    Pro forma net loss per share information for 1996 is presented as if (i) the Company had operated as a taxable entity (C Corporation) for the entire year ended December 31, 1996 and (ii) the reorganization as described in Note 1 had been effective as of January 1, 1996.

    J.  CHANGE IN ACCOUNTING METHOD FOR OPENING AND ORGANIZATION COSTS

    Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. Organization costs relate to the formation of the Company and Subsidiaries.

    During the fourth quarter of 1998, the Company elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening and organization costs to be expensed as incurred. The remaining unamortized opening and organization costs of $3.9 million were expensed in the accompanying 1998 Statement of Operations. Such expenses have been reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change is a one-time charge to net income in 1998.

    K.   SEGMENT REPORTING

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports beginning in the second year of implementation. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company.

    The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments is as follows:

     Year ended December 31, 1998
     ------------------------------------------------------------------------------------------
     (In thousands)                            Operation of        Sale of
                                                  Hotels            Hotels            Total
                                              --------------   ---------------   --------------
     Revenues from external customers               $47,950          $184,841         $232,791
     Interest expense                                   214                 -              214
     Depreciation expense                             3,403                 -            3,403
     Segment profit                                   3,916               569            4,485

     Hotels assets:
        Hotels completed and under
         construction                               197,072            20,776          217,848
        Accounts receivable                           1,195             2,213            3,408


    The difference between segment profit and net income is corporate expenses not specific to the Company's reportable segments.

    For the year ended December 31, 1997, net revenues from the sale of hotels were $29.1 million and hotel assets held for sale were $44.7 million. The remainder of the Company's revenues, expenses and assets were from the operation of hotels and corporate overhead activities.

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

    M.  RECLASSIFICATIONS

    Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications have no effect on the operations or equity as originally presented.

3.  INVESTMENT IN HOTELS COMPLETED AND UNDER CONSTRUCTION

Investment in Hotels consists of the following:

-------------------------------------------------------------------------------
(In thousands)                             1998            1997
                                         ---------      ---------
Hotels completed:
   Land                                  $  26,407      $  15,753
   Buildings and improvements              104,595         43,431
   Furniture, fixtures and equipment        19,399         16,405
                                         ---------      ---------
                                           150,401         75,589
Hotels under construction                   67,447         46,320
Other costs                                 16,591          7,973
                                         ---------      ---------
                                           234,439        129,882
Less accumulated depreciation               (1,907)        (1,109)
                                         ---------      ---------
                                         $ 232,532      $ 128,773
                                         =========      =========


Approximately $20.8 million and $44.7 million of the balance in Hotels completed and Hotels under construction at December 31, 1998 and 1997, respectively, were held for sale as part of the transactions described in Note 11. Hotels completed and Hotels under construction also include capitalized interest costs. The Company incurred interest costs of approximately $8.0 million and $3.3 million of which $7.8 million and $3.1 million in 1998 and 1997, respectively, were capitalized. Depreciation expense for completed Hotels for the years ended December 31, 1998 and 1997, was approximately $3.5 million and $991,000, respectively.

Other costs included approximately $15.9 million and $5.9 million of acquisition costs at December 31, 1998 and 1997, respectively. Acquisition costs relating to abandoned site costs of approximately $3.8 million and $157,000 were charged to operations in 1998 and 1997, respectively. No such costs were expensed in 1996. At December 31, 1997, other costs also included approximately $2.0 million of opening costs.

At December 31, 1998 and 1997, respectively, furniture, fixtures and equipment included approximately $807,000 of hotel phone systems under capital leases expiring in October 2000. The assets are amortized over their useful lives and amortization is recorded in depreciation expense. Amortization of assets under capital leases included in depreciation expense during 1998 and 1997, respectively, was approximately $21,000 and $2,000. The related obligations under the capital leases are recorded in other liabilities. As of December, 31, 1998 and 1997, respectively, approximately $424,000 and $696,000 of obligations remained. The imputed interest rate on the capitalized lease is 9.29% and is based on the Company's incremental borrowing rate at the inception of the lease.

The minimum future lease payments under capital leases as of December 31, 1998 for each of the next two years are:

-------------------------------------------------------------------------------
(In thousands)

Year Ending December 31,
      1999                                            $ 304
      2000                                              152
                                                      -----
      Total minimum lease payments                    $ 456
      Less amount representing interest                 (32)
                                                      -----
      Present value of net minimum lease payments     $ 424
                                                      =====

-------------------------------------------------------------------------------

4.  MORTGAGES AND NOTES PAYABLE

A summary of mortgages and notes payable is as follows:

--------------------------------------------------------------------------------------------------------
(In thousands)                                                                          December 31,
                                                                                   ---------------------
                                                                                     1998         1997
                                                                                   --------     --------
Mortgage notes:
    Mortgage notes payable to a bank, secured by individual Hotels, interest payable monthly at LIBOR plus 2.75%, principal payments commencing twelve
    months following Hotel opening with a maturity date of                         $  3,948     $  9,604
    February 1, 2000

    Mortgage notes payable to a financial institution secured by individual
    Hotels, interest payable monthly at rates ranging from LIBOR plus 3.40% to
    4.25%, principal payments commencing eighteen months from related loan closing with maturity dates ranging from
    March 1, 2001 to January 1, 2003                                                 95,794       38,812


Notes payable:
    Subordinate credit facility due to stockholder, interest payable quarterly at rates ranging from 10.0% to 15.0%, with principal of $12.5 million and
    $2.5 million payable at maturity in November, 2001, and July, 2002,
    respectively                                                                     15,000       15,000
                                                                                   --------     --------

                                                                                   $114,742     $ 63,416
                                                                                   ========     ========
--------------------------------------------------------------------------------------------------------


LIBOR rates, depending on the maturity dates of the individual notes, ranged from 5.08% to 5.55% at December 31, 1998, to 5.72% to 5.84% at December 31,
1997.

Certain of the Company's debt is guaranteed by Doubletree at no cost to the Company. As of December 31, 1998 and 1997, approximately $8.4 million and $37.1 million, respectively, of the Company's debt was guaranteed by Doubletree.

Scheduled principal payments required on mortgage and other notes payable subsequent to December 31, 1998, are as follows:

-------------------------------------------------------------------------------
(In thousands)
    Year Ending December 31,
    ------------------------
              1999                                     $ 12,010
              2000                                       36,079
              2001                                       48,337
              2002                                       18,210
              2003                                          106
              Thereafter                                      -
                                                       --------
                   Total                               $114,742
                                                       ========


5.  REDEEMABLE, CONVERTIBLE PREFERRED STOCK

General

The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At December 31, 1998, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

Series A Preferred Stock Offering

In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of "Series A" Redeemable, Convertible, Cumulative Preferred Stock at an offering price of $1,000 per share ("Stated Value"). The net proceeds to the Company were approximately $61.3 million, after deducting commissions and expenses of $3.7 million.

The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors.

Series A Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At August 31, 2004, the Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

Series B Preferred Stock Offering

On August 3, 1998, the Company completed the private placement of $42.0 million of its "Series B" Redeemable, Convertible, Cumulative Preferred Stock and warrants to purchase its common stock. In total, 42,000 shares of Series B Preferred Stock were issued at an offering price of $1,000 per share ("Stated Value"). Preferred stockholders were also issued, at no additional cost, warrants to purchase 336,000 shares of common stock at $12.00 per share. These warrants expire on July 13, 2005. The net proceeds to the Company were approximately $39.4 million, after deducting commissions and expenses of $2.6 million.

The Series B Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors.

Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Series B Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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


6.  STOCKHOLDERS' EQUITY

On November 8, 1996, the Company completed its initial public offering of 3,850,000 shares of common stock. The stock was offered to the public at an initial offering price of $10.00 per share. The proceeds to the Company were approximately $35.0 million, net of offering costs of $2.7 million.

Immediately prior to the offering, Doubletree, JPD Corporation and the Fix Partnership received 5,175,000 shares in exchange for their outstanding membership interests in Candlewood LLC and certain minority interests in subsidiary LLC's (Note 1). Total shares outstanding at December 31, 1998 and 1997 were 9,025,000.


7.  STOCK OPTIONS

The Company has one stock option plan, the 1996 Equity Participation Plan (the "Plan"), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. The Plan allows for 1,676,710 options to be granted. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted.

A summary of the Company's stock option activity and related exercise price information for the years ended December 31, 1998, 1997 and 1996, is as follows:


--------------------------------------------------------------------------------
                                                        Weighted
                                                         Average
                                            Shares    Exercise Price
                                           --------   --------------
Options outstanding, January 1, 1996              -           -

Granted                                     355,200      $10.00
Exercised                                         -           -
Canceled                                     (1,000)      10.00
                                           --------

Options outstanding, December 31, 1996      354,200       10.00

Granted                                     296,250        8.74
Exercised                                         -           -
Canceled                                    (44,650)       9.96
                                           --------

Options outstanding, December 31, 1997      605,800        9.39
                                           ========

Granted                                     397,800        7.36
Exercised                                         -           -
Canceled                                   (103,700)       8.11
                                           --------

Options outstanding, December 31, 1998      899,900        8.73
                                           ========

--------------------------------------------------------------------------------

At December 31, 1998, 899,900 options were outstanding at prices ranging from $4.00 to $11.375. There were 222,700 and 200,608 shares exercisable by employees as of December 31, 1998 and 1997, respectively. There were no shares exercisable at December 31, 1996.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of net income (loss) in future years. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by FAS No. 123, net loss and net loss per share would have been increased to the unaudited pro forma amounts indicated in the table below:

---------------------------------------------------------------------------------------------
                                                  1998              1997              1996
                                                -------            ------            ------
Net loss, as reported (in thousands)            $(6,287)          $  (817)           $(1,353)
Net loss, pro forma (in thousands)               (6,619)           (1,119)            (1,390)
Net loss per share, as reported                   (1.40)            (0.23)             (0.23)
Net loss per share, pro forma                     (1.44)            (0.26)             (0.24)

---------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield                             0.0%              0.0%               0.0%
Expected stock price volatility                   44.50%            44.50%             12.41%
Risk-free interest rate                            5.21%             6.09%              6.02%
Expected life of options                         5 years           5 years            5 years
---------------------------------------------------------------------------------------------

The weighted average fair value of the options granted during 1998, 1997 and 1996 is $3.06, $4.06 and $2.74 per share, respectively. The weighted average exercise price and weighted averaged contractual life, by exercise price range is as follows:

-----------------------------------------------------------------------------------------------
                                                                                   Weighted Avg
                                                                 Weighted Avg        Remaining
                                                                   Exercise         Contractual
             Exercise Price                   # of Options           Price             Life
------------------------------------------    -------------      ------------      ------------
             $4.00 to $6.00                         87,500             $4.37          10 years
             $6.00 to $9.00                        340,500              8.07           9 years
             $9.00 to $11.375                      471,900              9.99           8 years


The weighted average exercise price of the options exercisable as of December 31, 1998 and 1997 were $9.71 and $10.00, respectively.

8.  EMPLOYEE BENEFITS PLAN

Effective June 1, 1996, the Company established the Candlewood Hotel Company 401(k) Profit Sharing Plan (the "Plan") for its employees. Generally, all full-time employees over the age of 21 who have completed ninety days of service, as amended, are eligible to participate in the Plan. Employees are permitted to contribute up to 15% of their individual compensation, subject to certain limitations established by the Internal Revenue Service for plans of this type. The Company may, but is not obligated to, make contributions on behalf of each participant at the rate up to 25% of all participants' contributions, not to exceed 6% of the employee's compensation. For the years ended December 31, 1998 and 1997 respectively, the Company matched contributions in the amount of approximately $94,000 and $22,000. There were no matching contributions provided by the Company for the year ended December 31, 1996.

9.  RELATED PARTY TRANSACTIONS

The Company obtains property and casualty insurance, workers' compensation coverage, and builder's risk insurance through an insurance agency ("Agency") in which the Company's chairman owns a minority interest. Prior to March 15, 1999, the Company also rented office space and equipment under a month to month operating lease from a corporation in which the Company's chairman owns a minority interest. In addition, certain corporate travel is purchased from a corporation owned by the Company's chairman. A summary of the dollar amounts of these transactions and the related payable at year-end is as follows:


-----------------------------------------------------------------------------------------------
(In thousands)
Year Ended December 31,                                  1998           1997          1996
                                                       -----------   ------------  ------------
Total insurance premiums for third party insurance       $1,134           $167          $23
Approximate amount of commissions earned by Agency          147             22            3
                                                       -----------   ------------  ------------
Total payments to Agency                                  1,281            189           26

Office and equipment rent                                   118            117          114
Corporate air travel                                        396             41            -

Amounts payable at December 31:                              17             37           13


-----------------------------------------------------------------------------------------------


10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's approximated deferred income tax assets and liabilities are as follows:


-------------------------------------------------------------------------------
(In thousands)
                                                   1998       1997       1996
                                                  ------     ------     ------
DEFERRED TAX ASSETS:
Taxable gain on sale / lease-back transaction
     in excess of book income                     $1,207     $  475     $    -
Deferred franchise fee revenue                       132        153        150
Excess book expenses over tax                      1,234        128         26
                                                  ------     ------     ------
    Total gross deferred tax assets                2,573        756        176
Valuation allowance                                1,309        386         81
                                                  ------     ------     ------
    Total deferred tax assets                      1,264        370         95
                                                  ------     ------     ------

DEFERRED TAX LIABILITIES:
Excess tax depreciation over book                  1,197        106         20
Financial basis in excess of tax basis of
   Intangible assets                                  67         75         75
                                                  ------     ------     ------
    Total deferred tax liabilities                 1,264        181         95
                                                  ======     ======     ======
        Net deferred tax asset                    $    -     $  189     $    -
                                                  ======     ======     ======
-------------------------------------------------------------------------------


As of December 31, 1998, the Company had not recorded either a deferred tax asset or liability. The Company had $310,000 in prepaid taxes that it expects to have refunded in 1999. For disclosure purposes, the taxes payable reflected in the above schedule resulted from items that are currently taxable for federal and state income tax purposes but were not included in book net income. Timing differences that resulted in a deferred tax asset but did not result in current taxes payable were offset by a valuation allowance due to the uncertainty of the ultimate realization of the asset.

Net operating losses are available to offset future earnings in the amounts of approximately $4.3 million for 1998, $421,000 for 1997 and $51,000 for 1996, which expire in 2013, 2012 and 2011, respectively.

11. SALE / LEASEBACK

In November, 1997, the Company entered into an agreement with Hospitality Properties Trust ("HPT"), to sell 15 hotels for a total purchase price of $100.0 million, and to lease the hotels back from the buyer under a noncancelable operating lease. The Company completed the sale and leaseback of five hotels in December 1997, nine hotels in the first quarter of 1998, and one hotel in the second quarter of 1998. In December 1998, the Company agreed to sell two additional hotels to HPT under the terms of the 1997 transaction. These hotels were sold in January 1999.

In May 1998, the Company announced a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $142.4 million, as amended. The Company completed the sale and leaseback of four hotels in the second quarter of 1998, six hotels in the third quarter of 1998, and six hotels in the fourth quarter of 1998. As of December 31, 1998, 16 of the 17 hotels had been sold. The remaining hotel was sold in January 1999.

Terms of the sales are all cash at the close of escrow for hotels sold. The lease term for the noncancelable operating leases is approximately 14 years for the 17 hotels in the first transaction and 13 years for the 17 hotels in the second transaction with all leases expiring on December 31, 2011. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

The agreements also provide for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place a 5% deposit with HPT, upon the initial closing of each transaction, the deposit will be refunded to the Company when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. The deposit is charged to cost of sales as the hotels are sold. Upon attainment of the required coverage ratios, the portion of the deposit refunded to the Company will be recognized in income beginning in the period such funds, if any, are received.

As of December 31, 1998, the Company had completed the sale of 31 hotels, 26 of which were sold in 1998. The cumulative sales price for the 26 hotels sold during 1998 was $198.4 million with a total deferred gain on the sale of the hotels of $10.5 million. In total, the Company has sold $234.3 million of hotels with a total deferred gain of $17.3 million. Such gain has been deferred and will be recognized in income as noted in the Company's accounting policies (Note
2). The Company recognized approximately $569,000 of deferred gain into income in 1998. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations

12.  COMMITMENTS

The Company leases corporate office space and related equipment under two separate month-to-month lease agreements. In addition, the Company leases certain equipment under noncancelable operating leases that expire at various dates through October 2002. The total monthly payment on these leases is approximately $28,000.

The Company leases 31 Hotels under noncancelable operating leases expiring in December 2011. The leases call for monthly lease payments of approximately $2.0 million plus additional rent of 10% of defined excess revenues over stipulated base year amounts, if any.

Payments for all operating leases for the years ended December 31, 1998, 1997 and 1996, were approximately $13,900,000, $283,000, and $94,000, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 1998, are as follows:

-------------------------------------------------------------------------------
(In thousands)

Year Ending December 31,
      1999                                            $23,500
      2000                                             23,500
      2001                                             23,500
      2002                                             23,500
      2003                                             23,400
      Thereafter                                      187,500
                                                     ---------

      Total future minimum lease payments            $304,900
                                                     ========


13. LITIGATION AND LEGAL MATTERS

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. All such proceedings taken together are not expected to have a material adverse impact on the Company.

14. EPS-EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------------------------------
(In thousands, except for share and per share data):      1998             1997             1996
                                                       -----------     ------------      -----------
Loss available to common stockholders before
    preferred dividends and cumulative effect of a
    change in accounting principle                     $    (2,430)     $      (817)     $    (1,353)
Convertible preferred stock dividends                       (6,338)          (1,248)               -
                                                       -----------      -----------      -----------
Loss available to common stockholders before
    cumulative effect of a change in accounting             (8,768)          (2,065)          (1,353)
    principle
Cumulative effect of a change in accounting
    principle, net of tax                                   (3,857)               -                -
                                                       -----------      -----------      -----------
Net loss available to common stockholders
    (Numerator for basic earnings per share)               (12,625)          (2,065)          (1,353)
Dilutive securities - Preferred stock dividends                  -                -                -
                                                       -----------      -----------      -----------
Income available to common stockholders after
assumed conversion of Preferred
Stock - (Numerator for diluted earnings per share)     $   (12,625)     $    (2,065)     $    (1,353)
                                                       ===========      ===========      ===========

Weighted-average common shares - (Denominator for
    basic earnings per share)                            9,025,000        9,025,000        5,764,071
Dilutive securities - Employee stock options                     -                -                -
Dilutive securities - Preferred stock                            -                -                -
                                                       -----------      -----------      -----------
Adjusted weighted - average common shares and
assumed conversion of Preferred Stock -
    (Denominator for diluted earnings per share)         9,025,000        9,025,000        5,764,071
                                                       ===========      ===========      ===========
Per share amounts - basic and diluted
Income before a cumulative effect of a change in
    accounting principle                               $     (0.97)     $     (0.23)     $     (0.23)

Cumulative effect of a change in accounting
    principle                                                 (.43)               -                -
                                                       ===========      ===========      ===========
Net loss                                               $     (1.40)     $     (0.23)     $     (0.23)
                                                       ===========      ===========      ===========



For additional disclosures regarding the convertible preferred stock and the employee stock options, see Notes (5) and (7).

Options to purchase 899,900 shares of common stock at a weighted average exercise price of $8.73 per share were outstanding as of December 31, 1998. These options were not included in the computation of diluted earnings per share as the Company had a net loss available to common stockholders, and the inclusion of such options would be antidilutive.

As of December 31, 1998, the Company has $65.0 million and $42.0 million, respectively, of Series A and Series B Preferred Stock outstanding (See Note 5). The assumed conversion of these shares into approximately 11.3 million shares of common stock would be antidilutive and, therefore, was not included in the reported diluted earnings per share calculation.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is unaudited quarterly data for 1998 and 1997 (amounts in thousands, except for per share amounts.)

                                               FIRST        SECOND         THIRD         FOURTH
                                              QUARTER      QUARTER        QUARTER       QUARTER
                                             ENDED 3/31   ENDED 6/30     ENDED 9/30    ENDED 12/31
                                             ----------   ----------     ----------    -----------
                 1998
------------------------------------------
Hotel Operating Revenue                       $  6,917      $ 10,330      $ 14,120      $ 15,911
Total revenues                                  56,053        66,190        44,546        66,571

Cumulative effect of change in accounting          ___           ___           ___        (3,857)
    principle

Income (loss) before preferred stock               469           829           954        (8,539)
    dividends

Net loss available to common shareholders         (733)         (386)         (944)      (10,562)

Weighted average shares outstanding --
    basic and diluted                            9,025         9,025         9,025         9,025

Net loss per share of common stock --
    basic and diluted                         $  (0.08)     $  (0.04)     $  (0.10)     $  (1.18)




                 1997
------------------------------------------
Hotel Operating Revenue                       $    539      $  1,278      $  1,770      $  2,857
Total revenues                                     539         1,278         1,770        31,991

Income (loss) before preferred stock              (374)         (163)         (352)           72
    dividends

Net loss available to common shareholders         (374)         (163)         (388)       (1,140)

Weighted average shares outstanding --
    basic and diluted                            9,025         9,025         9,025         9,025

Net loss per share of common stock --
    basic and diluted                         $  (0.04)     $  (0.02)     $  (0.04)     $  (0.13)


                                  SCHEDULE III
                         CANDLEWOOD HOTEL COMPANY, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                              Costs
                                                                           Capitalized      Gross Amount Carried
                                                       Initial Cost to   Subsequent to      at Close of Period
                                                           Company        Acquisition            12/31/98
                                                       ----------------------------------------------------------
      (1)                                                       Depreciable     Depreciable     Depreciable
Candlewood Hotels               Location  Encumbrances Land  Property    Land  Property  Land  Property   Total
----------------------------------------------------------------------------------------------------------------
Kansas City             Overland Park KS    $3,948     $542  $5,345       $-      $-     $542    $5,345   $ 5,887
Charlotte - Tyvola
Executive                   Charlotte NC     3,034      403   3,804        -       -      403     3,804     4,207
Raleigh-Cary                  Raleigh NC     3,185      576   4,968        -       -      576     4,968     5,544
Knoxville                   Knoxville TN     3,297      566   4,371        -       -      566     4,371     4,938
Houston-Galleria              Houston TX     5,765    1,774   5,653        -       -    1,774     5,653     7,427
Detroit - Auburn
Hills                         Detroit MI     6,050    1,205   6,108        -       -    1,205     6,108     7,313
Fort Worth - Fossil
Creek                      Fort Worth TX     4,582      591   4,750        -       -      591     4,750     5,340
Detroit - Troy                   Troy MI     5,312    1,003   6,740        -       -    1,003     6,740     7,743
Miami - Airport                 Miami FL     2,529    1,775   3,964        -       -    1,775     3,964     5,739
Chicago -
Libertyville              Libertyvill IL     5,737    1,120   6,807        1       -    1,121     6,807     7,928
Arlington                   Arlington TX     5,161      954   6,316        -       -      954     6,316     7,271
Irvine - West                  Irvine CA     6,070    2,116   6,474        -       -    2,116     6,474     8,590
Dallas - Galleria              Dallas TX     5,412    2,005   6,715        -       -    2,005     6,715     8,720
Washington D.C. -
Fairfax                       Fairfax VA         -    1,229     465        -       -    1,229       465     1,694
Washington D.C. -
Herndon                       Herndon VA         -    1,004     939        -       -    1,004       939     1,943
Dallas - Plano                  Plano TX     4,825    1,511   6,486        -       -    1,511     6,486     7,997
Denver - Lakewood            Lakewood CO     3,155      754   5,445        -       -      754     5,445     6,200
Altamonte Springs             Orlando FL     4,474    1,572   7,444        -       -    1,572     7,444     9,016
Ann Arbor                   Ann Arbor MI     4,018      962   6,022        -       -      962     6,022     6,984
Greensboro                 Greensboro NC     3,972    1,004   5,634        -       -    1,004     5,634     6,638
Dallas - LBJ                   Dallas TX     2,112    1,566   5,374        -       -    1,566     5,374     6,939
Anaheim - South         Garden Grove  CA     5,864    1,665   7,756        -       -    1,665     7,756     9,421
Clearwater - St.
Petersburg                 Clearwater FL     2,142      908   4,271        -       -      908     4,271     5,179
Baltimore                   Linthicum MD         -    1,998   7,100        -       -    1,998     7,100     9,098
Chicago -
Schaumburg                 Schaumburg IL     1,998    1,238   4,698        -       -    1,238     4,698     5,936
Chicago -
Warrenville               Warrenville IL     1,347    1,729   3,766        -       -    1,729     3,766     5,495
Chicago - Waukegan           Waukegan IL         -      816   3,734        -       -      816     3,734     4,550
St. Louis - Earth
City                       Earth City MO     1,155    1,032   5,551        -       -    1,032     5,551     6,583
Philadelphia -
Mount Laurel             Mount Laurel NJ         -      768   2,587        -       -      768     2,587     3,354
Austin - South                 Austin TX         -    1,271   5,784        -       -    1,271     5,784     7,055
Atlanta                       Atlanta GA     2,843    2,145   5,048        -       -    2,145     5,048     7,193
Columbus                     Columbus OH         -      571   3,825        -       -      571     3,825     4,396
Orange County               Santa Ana CA         -    2,441   1,577        -       -    2,441     1,577     4,019
Cleveland -
North Olmsted           North Olmsted OH     1,754    1,442   2,787        -       -    1,442     2,787     4,229
Chicago -
Hoffman Estates       Hoffman Estates IL         -    1,392   2,284        -       -    1,392     2,284     3,677
Chicago -
Schiller Park          Schiller Park  IL         -    3,595   1,558        -       -    3,595     1,558     5,154
Oklahoma City          Oklahoma City  OK         -      799   1,061        -       -      799     1,061     1,860
San Jose                 Santa Clara  CA         -    2,932     263        -       -    2,932       263     3,195
Jersey City              Jersey City  NJ         -    3,058     814        -       -    3,058       814     3,873
Corporate (4)                               15,000    1,090   1,879        -       -    1,090     1,879     2,969
Acquisition costs
for potential sites                              -    3,145       -        -       -    3,145         -     3,145
                                         ========================================================================
                                          $114,742  $58,270  $176,168      $1     $-  $58,271  $176,168  $234,439
                                         ========================================================================


                                                       (2)         (3)
                                                    Accumulated  Date of      Date of
                                                    Depreciation Construction Acquisition
                                                    ------------ ------------ -----------
Kansas City                       Overland Park KS      $237      Oct-97      Dec-96
Charlotte - Tyvola Executive          Charlotte NC       149      Dec-97      Feb-97
Raleigh-Cary                            Raleigh NC       106      Apr-98      Feb-97
Knoxville                             Knoxville TN       158      Jan-98      Mar-97
Houston-Galleria                        Houston TX       170      Mar-98      Mar-97
Detroit - Auburn Hills                  Detroit MI       101      May-98      May-97
Fort Worth - Fossil Creek            Fort Worth TX       134      Mar-98      Jun-97
Detroit - Troy                             Troy MI       106      Jun-98      Jun-97
Miami - Airport                           Miami FL         -         N/A      Aug-97
Chicago - Libertyville              Libertyvill IL       114      Jun-98      Sep-97
Arlington                             Arlington TX        77      Aug-98      Oct-97
Irvine - West                            Irvine CA        59      Sep-98      Dec-97
Dallas - Galleria                        Dallas TX        39      Oct-98      Dec-97
Washington D.C. - Fairfax               Fairfax VA         -         N/A      Dec-97
Washington D.C. - Herndon               Herndon VA         -         N/A      Dec-97
Dallas - Plano                            Plano TX        38      Oct-98      Jan-98
Denver - Lakewood                      Lakewood CO         -      Nov-98      Jan-98
Altamonte Springs                       Orlando FL        32      Nov-98      Feb-98
Ann Arbor                             Ann Arbor MI        18      Nov-98      Feb-98
Greensboro                           Greensboro NC         -      Dec-98      Feb-98
Dallas - LBJ                             Dallas TX         -         N/A      Feb-98
Anaheim - South                   Garden Grove  CA        63      Sep-98      Mar-98
Clearwater - St Petersburg           Clearwater FL         -      Dec-98      Mar-98
Baltimore                             Linthicum MD         -      Dec-98      Mar-98
Chicago - Schaumburg                 Schaumburg IL         -         N/A      Mar-98
Chicago - Warrenville               Warrenville IL         -         N/A      Mar-98
Chicago - Waukegan                     Waukegan IL         -      Dec-98      Apr-98
St. Louis - Earth City               Earth City MO         -         N/A      Apr-98
Philadelphia - Mount Laurel        Mount Laurel NJ         -         N/A      Apr-98
Austin - South                           Austin TX         -      Dec-98      May-98
Atlanta                                 Atlanta GA         -         N/A      May-98
Columbus                               Columbus OH         -         N/A      May-98
Orange County                         Santa Ana CA         -         N/A      Jun-98
Cleveland - North Olmsted         North Olmsted OH         -         N/A      Jul-98
Chicago - Hoffman Estates       Hoffman Estates IL         -         N/A      Jul-98
Chicago - Schiller Park          Schiller Park  IL         -         N/A      Jul-98
Oklahoma City                     Oklahoma City OK         -         N/A      Jul-98
San Jose                            Santa Clara CA         -         N/A      Sep-98
Jersey City                         Jersey City NJ         -         N/A      Sep-98
Corporate (4)                                            307         N/A         N/A
Acquisition costs for
 potential sites                                           -         N/A         N/A
                                                      ------
                                                      $1,907
                                                      ======

NOTES:
NA - Not applicable
(1) This schedule includes only those properties purchased through December 31, 1998.
(2) For depreciable property, the Company uses a 40-year estimated life for buildings and components, ten years estimated life for furniture and fixtures, and seven years estimated life on computer equipment, computer E-3 software, loan fees and closing costs. Assets held for sale are not depreciated.

(3) Dates of construction represent the date the hotel became fully operational based on construction completion of project.

(4) The loan is not collateralized by specific properties and is a general company obligation.

                         CANDLEWOOD HOTEL COMPANY, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

The changes in total real estate and depreciable property for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                                     1998           1997            1996
                                              -------------------------------------------
          Balance, beginning of year                $129,882       $16,937           $887

          Acquisitions                               285,172       141,273         16,050

          Cost of hotels sold                       (180,615)      (28,328)             -
                                              -------------------------------------------

          Balance, end of year                      $234,439      $129,882        $16,937
                                              ===========================================



        The changes in accumulated depreciation for the years ended December 31, 1998, 1997, and 1996 were as follows:



                                  1998          1997         1996
                             -------------------------------------
Balance, beginning of year      $ 1,109       $   222      $     -

Depreciation expense              3,081           887          222

Dispositions and other           (2,283)            -            -
                             -------------------------------------

Balance, end of year            $ 1,907       $ 1,109      $   222
                             =====================================

                                  EXHIBIT INDEX
 Exhibit
   No.                   Description

   3.1     Restated Certificate of Incorporation of Candlewood Hotel Company,
           Inc. (1)
   3.2     Amended and Restated Bylaws of Candlewood Hotel Company, Inc.
   3.3 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (3)
   3.4 Certificate of Amendment of Certificate of Designations of Series A Preferred Stock. (10)
   3.5 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (10)
   4.1     Specimen Certificate of Common Stock. (1)
   4.2     Form of Warrant. (9)
   4.3     Amended and Restated Stockholders Agreement dated as of July 10,
           1998. (10)
   10.1 Form of Indemnification Agreement for Executive Officers and Directors. (5)
   10.2    Indemnification Agreement Schedule.
   10.3    1996 Equity Participation Plan and Form of Stock Option Agreements.
           (5)
   10.4 First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998.
   10.5    Employment Agreement between Candlewood Hotel Company, Inc. and Jack
           P. DeBoer dated as of September 1, 1996. (1)
   10.6 Credit Facility Agreement between Candlewood Hotel Company, Inc. and Doubletree Corporation dated as of November 11, 1996. (2)
   10.7 Subordinated Promissory Note from Candlewood Hotel Company, Inc. to Doubletree Corporation dated as of November 11, 1996. (2)
   10.8 Employment Agreement between Candlewood Hotel Company, Inc. and James Roos dated as of June 2, 1997. (4)
   10.9 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (3)
   10.10 Amended and Restated Registration Rights Agreement dated as of July 10, 1998. (10)
   10.11 Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (6)
   10.12 First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto.
   10.13 Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT. (6)
   10.14 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (6)
   10.15 Guaranty Agreement, dated as of December 24, 1997, by Candlewood Hotel Company, Inc. for the benefit of HPTCW and HPT. (6)
   10.16 Stock Pledge Agreement, dated as of December 24, 1997, by Candlewood Hotel Company, Inc. for the benefit of HPTCW. (6)
   10.17 Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (7)
   10.18 First Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II.
   10.19 Second Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (9)

   10.20 Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto.
   10.21 Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT. (7)
   10.22 Lease Agreement, dated as of May 21, 1998, by and between HPTCW, as landlord, and Candlewood Leasing No. 2, Inc., as tenant. (7)
   10.23 Guaranty Agreement, dated as of May 14, 1998, by Candlewood Hotel Company, Inc. for the benefit of HPTCW and HPT. (7)
   10.24 Stock Pledge Agreement, dated as of May 27, 1998, by Candlewood Hotel Company, Inc. for the benefit of HPTCW. (7)
   10.25   Securities Purchase Agreement dated as of June 30, 1998. (10)
   10.26 Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point Properties, Inc.
   11.1    Statement re Computation of Per Share Earnings -- not applicable.
   23.1    Consent of Independent Auditors.
   27.1    Financial Data Schedule.
----------

(1) Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.'s Registration Statement on Form S-1 (Registration No. 333-12021).

(2) Incorporated by reference from Candlewood Hotel Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed on October 8, 1997.

(4) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(5) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(6) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed January 7, 1998.

(7) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed June 9, 1998.

(8) Incorporated by reference from Candlewood Hotel Company, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 filed July 30, 1998.

(9) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 6, 1998.

(10) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 10, 1998.