Form 10-Q
period 1999-03-31
CANDLEWOOD HOTEL CO INC
filed 1999-05-14
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


                      8621 E. 21st Street North, Suite 200
                              Wichita, Kansas 67206
                    (Address of principal executive offices)

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

               Yes   / X /                        No /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at May 14, 1999
        ----------------------------              ---------------------------
        Common Stock, $.01 par value                   9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1999



                                      INDEX

                                                                              PAGE
                                                                           ----------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Consolidated Balance Sheets at March 31, 1999
                  and December 31, 1998                                           3

               Consolidated Statements of Operations for the three
                  months ended March 31, 1999 and 1998                            4

               Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1999 and 1998                            5

               Notes to Consolidated Financial Statements                    6 - 10

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11 - 20

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                  21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (in thousands, except par value, stated value and share data)


                                                                               MARCH 31,          DECEMBER 31,
                                                                                 1999                1998
                                                                              (UNAUDITED)
                                                                              -----------         ------------
ASSETS
Investment in hotels completed and under construction:
     Hotels completed                                                          $ 176,667           $ 150,401
     Hotels under construction                                                    43,973              67,447
     Other costs                                                                  24,412              16,591
                                                                               ---------           ---------
                                                                                 245,052             234,439
     Accumulated depreciation and amortization                                    (3,188)             (1,907)
                                                                               ---------           ---------
     Net investment in hotels                                                    241,864             232,532

Cash and cash equivalents (including $456 and $521 of
       restricted cash, respectively)                                             18,151              23,155
Deposits                                                                          26,334              23,847
Accounts and other receivables                                                     4,895               3,566
Other assets                                                                      10,653              10,258
                                                                               ---------           ---------

           Total assets                                                        $ 301,897           $ 293,358
                                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                                    $ 139,243           $ 114,742
Accounts payable and other accrued expenses                                       25,466              40,277
Deferred gain on sale of hotels                                                   19,758              16,771
Other liabilities                                                                  1,343               1,449
                                                                               ---------           ---------
           Total liabilities                                                     185,810             173,239

Redeemable, convertible, cumulative preferred stock ("Series A"),
       $1,000 stated value, 65,000 shares authorized and outstanding,
       net of offering costs                                                      61,339              61,339

Redeemable, convertible, cumulative preferred stock ("Series B"),
       $1,000 stated value, 42,000 shares authorized and outstanding,
       net of offering costs                                                      39,398              39,398

Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares
        authorized, 9,025,000 issued and outstanding                                  90                  90
     Additional paid-in capital                                                   35,270              35,270
     Accumulated deficit                                                         (20,010)            (15,978)
                                                                               ---------           ---------
           Total stockholders' equity                                             15,350              19,382
                                                                               ---------           ---------

           Total liabilities and stockholders' equity                          $ 301,897           $ 293,358
                                                                               =========           =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)

                                                             Three Months Ended    Three Months Ended
                                                               March 31, 1999        March 31, 1998
                                                             ------------------    ------------------
REVENUES:
Hotel operations                                                $    21,267           $     6,917
Other income                                                            207                   174
                                                                -----------           -----------
    Total hotel operating revenues                                   21,474                 7,091
Proceeds from sales of hotels, net of deferred gain of
     $3,405 and  $7,126, respectively                                23,196                48,922
Deferred gain recognition on sales of hotels                            181                    40
                                                                -----------           -----------
    Total revenues                                                   44,851                56,053
                                                                -----------           -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                             13,060                 4,409
Corporate operating expenses                                          1,240                   808
Rent expense on leased hotels                                         6,136                 1,422
Hotel opening costs                                                     585                    --
Depreciation and amortization                                         1,489                   347
                                                                -----------           -----------
    Total operating costs and expenses                               22,510                 6,986
Cost of hotels sold                                                  23,196                48,922
                                                                -----------           -----------
                                                                       (855)                  145

Interest income                                                         282                   362
Interest expense                                                     (1,480)                  (38)
                                                                -----------           -----------
    Income (loss) before preferred dividends                         (2,053)                  469

Preferred stock dividends                                            (1,979)               (1,202)
                                                                -----------           -----------
    Net loss available to common stockholders                   $    (4,032)          $      (733)
                                                                ===========           ===========

Net loss per share of common stock - basic and diluted          $     (0.45)          $     (0.08)
                                                                ===========           ===========

Weighted average shares outstanding - basic and diluted           9,025,000             9,025,000
                                                                ===========           ===========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                  Three Months Ended  Three Months Ended
                                                                    March 31, 1999      March 31, 1998
                                                                  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $ (2,053)          $    469
Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                         1,489                347
    Deferred gain recognition on sales of hotels                           (181)               (40)
    Change in:
      Hotels completed and under construction - held for sale            20,776             39,395
      Deposits                                                           (2,487)              (605)
      Accounts receivable                                                (1,785)              (996)
      Opening costs                                                         718               (122)
      Other assets                                                          369               (241)
      Accounts payable and other accrued expenses                        (5,575)             1,796
      Deferred gain on sale of hotels                                     3,168              1,066
      Other liabilities                                                     (38)               131
                                                                       --------           --------
        Net cash provided by operating activities                        14,401             41,200
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under
     construction                                                       (33,321)           (56,318)
Payments for site acquisition costs                                      (8,539)              (258)
Purchase of intangible assets                                                --                 (4)
                                                                       --------           --------
        Net cash used in investing activities                           (41,860)           (56,580)
                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                                27,682             30,221
Payments on mortgages and notes payable                                  (3,181)           (31,913)
Preferred stock dividends                                                (1,979)                --
Other liabilities                                                           (67)              (101)
Expenditures for private placement                                           --               (122)
                                                                       --------           --------
        Net cash provided by financing activities                        22,455             (1,915)
                                                                       --------           --------

Net decrease in cash and cash equivalents                                (5,004)           (17,295)
Cash and cash equivalents at beginning of period                         23,155             35,355
                                                                       --------           --------
Cash and cash equivalents at end of period                             $ 18,151           $ 18,060
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

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: Summary of Significant Accounting Policies

A.  Organization and Basis of Presentation

        The Company's current business of owning, operating, managing, developing and franchising extended-stay hotels originated in November 1995, with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). The Company was incorporated in the State of Delaware in August 1996, and in November 1996, the Company succeeded to the business of Candlewood LLC and completed an initial public offering of its common stock (collectively, the "Reorganization").

        The accompanying unaudited consolidated financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the Reorganization, and various wholly-owned LLCs which own or lease certain hotels. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of the Company's financial position and results of operations. The condensed consolidated balance sheet data at December 31, 1998 was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

    Hotels under Construction

        Hotels under construction represents costs incurred in the acquisition and development of hotels. Such costs include land acquisition costs, construction costs, capitalized interest and construction overhead. Upon completion, the costs of construction, including any capitalized costs, are transferred to hotels completed and, except for hotels held for sale, depreciated over the asset's useful life.

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

        The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments is as follows:


    Three Months ended March 31, 1999
    ------------------------------------------------------------------------------------------------
    (In thousands)                                    Operation of        Sale of
                                                         Hotels            Hotels            Total
                                                      ------------        --------          --------
    Revenues from external customers                    $ 21,474          $ 23,196          $ 44,670
    Interest expense                                       1,480                --             1,480
    Depreciation expense                                   1,365                --             1,365
    Segment profit                                           913               181             1,094

    Hotels assets:
       Hotels completed and under construction           220,640                --           220,640
       Accounts receivable                                 2,017             2,840             4,857


    Three Months ended March 31, 1998
    ------------------------------------------------------------------------------------------------
    (In thousands)                                    Operation of        Sale of
                                                         Hotels            Hotels            Total
                                                      ------------        --------          --------
    Revenues from external customers                    $  7,091          $ 48,922          $ 56,013
    Interest expense                                          38                --                38
    Depreciation expense                                     290                --               290
    Segment profit                                           970                40             1,010

    Hotels assets:
       Hotels completed and under construction           144,955             5,258           150,213
       Accounts receivable                                   732             4,818             5,550

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

Note 2: Mortgages and Notes Payable

        As of March 31, 1999, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 29 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (8.36% to 9.21% as of March 31,

1999). Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using either a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and provides for two 12-month extension periods. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. Certain amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree Corporation, a wholly-owned subsidiary of Promus Hotel Corporation. At March 31, 1999, $120.3 million was outstanding under these 29 building loan agreements.

        The Company has entered into a promissory note with NationsBank of Texas, N.A. ("NationsBank") relating to the Company's Overland Park, Kansas hotel. The agreement was entered into by a wholly-owned subsidiary of the Company which owns the related property and hotel. Interest on the loan is payable monthly at a variable rate per annum equal to LIBOR plus 2.75% (7.83% as of March 31, 1999). Principal amortization payments based on a 25-year term began in September 1998, and will continue until February 2000, at which time the note matures. The loan may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on a 25-year term. Amounts borrowed under the loan are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to NationsBank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At March 31, 1999, $3.9 million was outstanding under the note.

        The Company had $15.0 million in unsecured indebtedness outstanding as of March 31, 1999, with Doubletree Corporation ("Doubletree"), evidenced by two promissory notes. Interest is payable quarterly at rates ranging from 10.0% to 15.0%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001, and July 2002, respectively.


Note 3: Redeemable, Convertible Preferred Stock

General

        The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At March 31, 1999, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

Series A Preferred Stock Offering

        In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of Series A Redeemable, Convertible, Cumulative Preferred Stock (the "Series A Preferred Stock") at an offering price of $1,000 per share ("Stated Value"). The net proceeds to the Company were approximately $61.3 million, after deducting commissions and expenses of $3.7 million.

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

Series B Preferred Stock Offering

        On August 3, 1998, the Company completed the private placement of $42.0 million of its Series B Redeemable, Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock") and warrants to purchase its common stock. In total, 42,000 shares of Series B Preferred Stock were issued at an offering price of $1,000 per share ("Stated Value"). Preferred Stockholders were also issued, at no additional cost, warrants to purchase 336,000 shares of common stock at $12.00 per share. These warrants expire on July 13, 2005. The net proceeds to the Company were approximately $39.4 million, after deducting commissions and expenses of $2.6 million.

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

Note 4: Sale-Leaseback

        In November, 1997, the Company entered into an agreement with an affiliate of Hospitality Properties Trust ("HPT"), to sell 15 hotels for a total purchase price of $100.0 million, and to lease the hotels back from the buyer under a noncancelable operating lease. The Company completed the sale and leaseback of five hotels in December 1997, nine hotels in the first quarter of 1998, and one hotel in the second quarter of 1998. In December 1998, the Company agreed to sell two additional hotels to HPT under the terms of the 1997 transaction. These hotels were sold in January 1999.

        In May 1998, the Company entered into a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $142.4 million, as amended. The Company completed the sale and leaseback of four hotels in the second quarter of 1998, six hotels in the third quarter of 1998, and six hotels in the fourth quarter of 1998. The remaining hotel was sold in January 1999.

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

        As of March 31, 1999, the Company had completed the sale of all 34 hotels, three of which were sold in the first quarter of 1999. The cumulative sales price for the three hotels sold in the first quarter of 1999 was $26.6 million with a total deferred gain on the sale of the hotels of $3.4 million. The cumulative sales price for the 34 hotels sold to HPT was $260.9 million with a total gain on the sales of the hotels of $20.5 million, of which $19.8 million is deferred as of March 31, 1999. Such gain has been deferred and will be recognized in income as noted in the Company's accounting policies (Note 1). The Company recognized $181,000 of deferred gain in income in the first quarter of 1999. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

        Candlewood owns, operates, manages, develops and franchises hotels serving mid-market extended-stay business travelers. Our overall results of operations and financial position are significantly influenced by our development activity. The following table sets forth our hotel development at March 31, 1999 and March 31, 1998:

                                                  Number of Hotels
                                                      March 31,
                                       ----------------------------------------
                                                                     Increase /
                                        1999            1998         (Decrease)
                                       ------          ------        ----------
        Open Hotels
           Company - Operated              58              23              35
           Franchised                      10               5               5
                                       ------          ------          ------
        Total                              68              28              40

        Under Construction
           Company - Owned                  7              30             (23)
           Franchised                       1               5              (4)
                                       ------          ------          ------
        Total                               8              35             (27)

        Under Contract
           Company - Owned                 13              38             (25)

We opened six hotels in the first quarter of 1999 in the following areas:

               Company-Operated:

                    -       Dallas, Texas (Greenville)

                    -       Chicago, Illinois (Schaumburg)

                    -       Chicago, Illinois (Warrenville)

                    -       Atlanta, Georgia

                    -       St. Louis, Missouri

               Franchised:

                    -       Salina, Kansas


        At the end of 1998, we had a total of 53 company-operated hotels and nine franchised hotels located in 26 different states. At March 31, 1999, we had a total of 58 company-operated hotels and 10 franchised hotels in operation located in 28 different states. At the end of the first quarter of 1999, we had a total of seven company-owned hotels and one franchised hotel under construction. In addition, our portfolio included six properties that we had acquired previous to or during the first quarter. We are currently working to secure financing for construction of these projects. We are also performing market-feasibility due diligence with respect to seven potential development sites. The contracts into which we enter for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale. We have the right to terminate each contract if we are not satisfied with the results of the investigations and due diligence. We are unable to assure that we will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget. In addition, if we abandon a contract, we may write-off certain costs that would otherwise be capitalized.

        In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels from HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed or will develop. The transactions were closed in stages, beginning in 1997 and ending in early 1999. Five hotels were sold in 1997 with an additional 26 hotels sold during 1998. The remaining three hotels were sold and leased back in January 1999. The results from operations for 1999 and 1998 reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. Under generally accepted accounting principles, the gain must be deferred and not recognized into earnings until certain operating performance levels are achieved.

        The following table sets forth our operating property portfolio as of March 31, 1999 and 1998:


                            Number of Hotels                         Number of Rooms
                               March 31,                                 March 31,
                          1999          1998        Increase        1999          1998        Increase
                         -----------------------------------------------------------------------------
Company Operated:
   Company Owned             24             9            15         2,790           999         1,791
   Leased                    34            14            20         3,891         1,470         2,421
                         ----------------------------------------------------------------------------
        Total                58            23            35         6,681         2,469         4,212

Franchised                   10             5             5         1,119           595           524
                         ----------------------------------------------------------------------------

Total System                 68            28            40         7,800         3,064         4,736


       Our results are dependent upon our revenue per available room (RevPAR) which is a factor of occupancy and room rate. Accordingly, we intend to remain focused on occupancy levels at each of our hotels until such time the occupancy levels reach stabilization. Due to our rapid expansion, the overall occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Once our hotels' occupancy levels have stabilized, we review the nightly pricing rates of our hotels. We believe that this practice is a prevailing standard in the lodging industry.


RESULTS OF OPERATIONS

Comparison of fiscal quarters ended March 31, 1999 and 1998

    Hotel Operations

    Hotel Operations Revenue

        Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone, vending, pay per view movie rental), totaled $21.3 million for the quarter ended March 31, 1999, compared to $6.9 million for the quarter ended March 31, 1998. The increase in revenue reflects the increase in the number of hotels in operation during the first quarter of 1999. The following table sets forth our operating statistics for the three months ended March 31, 1999 and 1998:


                                    For the three months
                                       ended March 31,
                                    ---------------------         ------
                                     1999           1998          Change
                                    ------         ------         ------
  Occupancy                           60.1%          60.0%           0.1%
  Average Daily Rate                $59.26         $53.83         $ 5.43
  Revenue per available room        $35.60         $32.30         $ 3.30


         Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 60.1% for the quarter ended March 31, 1999, compared to 60% for the quarter ended March 31, 1998. Although our occupancy for the two quarters is comparable, we noted two distinct factors that contributed to the 1999 occupancy rate. First, occupancy rate continues to be positively impacted by the increasing occupancy of hotels that had completed or were near completion of their ramp-up phase. Second, occupancy at certain of our more established properties was negatively impacted in the first quarter as a result of our efforts to increase rates at those properties. It is our practice to review individual markets on a periodic basis to assess the impact of competition on local supply and demand and establish rates that provide optimal occupancy.

        The average daily room rate for the quarter ended March 31, 1999 was $59.26, compared to $53.83 for the same quarter in 1998. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The increase in average daily rate was largely due to increases in rates charged at previously opened properties and higher introductory rates for new hotel openings. Other factors which influence average daily room rates include (i) stays of less than one week, which are charged at a higher nightly rate, (ii) higher rates for our one-bedroom suites, and (iii) higher rates in certain hotel locations. Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $35.60 for the quarter ended March 31, 1999 compared to $32.30 for the quarter ended March 31, 1998. Future occupancy and room rates may be impacted by a number of factors, including the number and geographic location of new hotels, as well as the season in which such hotels open, competition, market acceptance of our hotels and general economic conditions. We cannot predict whether current occupancy and room rates can be maintained.

         We consider a property to have completed its initial ramp-up phase somewhere between six and twelve months following hotel opening. The initial ramp-up phase is dependent on the supply demand characteristics of individual markets. The following table sets forth the performance of hotels open greater than six months as of January 1, 1999 and 1998:


                                    For the three months
                                       ended March 31,
                                    ---------------------
                                     1999           1998          Change
                                    ------         ------         ------
  Number of hotels                      33              5             28
  Average age (in months)             12.5           10.2            2.3
  Occupancy                           66.9%          66.1%           0.8%
  Average Daily Rate                $60.78         $50.98         $ 9.80
  Revenue per available room        $40.67         $33.70         $ 6.97


    Hotel Operating Expenses

        Hotel operating expenses for the quarter ended March 31, 1999 totaled $13.1 million, compared to $4.4 million for 1998. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses was made up of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the increased number of hotels in operation during the first quarter of 1999. In addition, the variable nature of many of the expenses factors into the overall increase in hotel operating expenses. For example, labor, utilities, and cleaning supply costs increase as occupancy at the hotel increases.

    Rent Expense on Leased Hotels

        We incurred rent expense of $6.1 million for the 34 hotels leased as of March 31, 1999. We recorded $1.4 million of rent expense in 1998 for the 14 hotels leased as of March 31, 1998. The increase in rent expense reflects the sale and leaseback of 20 additional hotels since March 31, 1998.

    Hotel Opening Costs

        Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. During the fourth quarter of 1998, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening costs to be expensed as incurred. Prior to adoption of SOP 98-5, we capitalized and amortized opening costs using the straight-line method over a period of twelve months. Amortization expense on opening costs for 1998 is included in depreciation and amortization on the statement of operations. Opening costs for the quarter ended March 31, 1999, totaled $585,000. There were no hotel opening costs for the quarter ended March 31, 1998, however, we did record $131,000 of amortization expense in the period for opening costs which had been capitalized. These costs were written off in full in December 1998.

    Hotel Depreciation and Amortization

        Depreciation and amortization expense applicable to hotel operations (e.g. building, furniture, fixtures and equipment) for the quarter ended March 31, 1999, totaled $1.4 million, compared to $290,000 for the quarter ended March 31, 1998. Depreciation and amortization expense for 1998 included amortization of capitalized opening costs prior to the adoption of SOP 98-5. The increase in depreciation and amortization expense in the first quarter of 1999 compared to 1998 was a result of the increase in the number of company-owned hotels in operation. In accordance with generally accepted accounting principles, the Company does not depreciate assets held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

    Corporate Operations

    Other Income

        Other income for the quarter ended March 31, 1999 totaled $207,000, compared to $174,000 for 1998. Other income consists primarily of franchise fees and royalty fees from franchise hotels, management fees received from managed hotels and equity income from a joint venture hotel in Rockford, Illinois. At March 31, 1999, we had 10 franchised hotels in operation, compared to five hotels at March 31, 1998. Additionally, in March a second managed hotel, the Hotel at Old Town, opened in Wichita, Kansas. The growth in other income in 1999, compared to 1998 reflects an increase in royalty, franchise fee and management fee income.

        In addition, during the first quarter of 1999 we sold three additional hotels as part of the sale-leaseback transaction. The total sales price for these hotels was $26.6 million. A deferred gain of $3.4 million was recorded on the sales. For the quarter ended March 31, 1999, we recognized $181,000 of gain on hotels sold compared to $40,000 in 1998.


    Corporate Operating Expenses

        Corporate operating expenses for the first quarter of 1999 totaled $1.2 million compared to $808,000 for 1998 and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase over the prior period is principally attributable to the salaries, wages, fringe benefits and travel for additional employees required to support the increased number of hotels in operation.

    Corporate Depreciation and Amortization

        Depreciation and amortization applicable to corporate operations for the quarter ended March 31, 1999 totaled $124,000, compared to $57,000 for 1998 and related to the furniture, equipment and intangible assets at the corporate office. The increase in depreciation and amortization reflects the increase in furniture, fixtures and equipment as the corporate office support staff expanded to meet our growth needs. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g. operating rights, trademarks) is computed using the straight-line method over the life of the corresponding asset.


    Interest Income and Expense

        We earned $282,000 of interest income during the first quarter of 1999. This income resulted primarily from short-term investment of excess funds received from the sale-leaseback transaction and the Series B Preferred Stock offering. For the quarter ended March 31, 1998, we earned $362,000 of interest income related to the temporary investment of excess funds that stemmed from the Series A Preferred Stock offering and proceeds from the sale-leaseback transaction.

        We had interest expense, net of capitalized interest, of $1.5 million for the quarter ended March 31, 1999, compared to $38,000 for 1998. The increase in interest expense was the result of the slowdown in our development activity during the first quarter of 1999. We began construction of fewer projects in the first quarter of 1999 thereby limiting the amount of interest that could be capitalized.

    Sales of Hotels

    In two separate sale-leaseback transactions, we have sold and leased back 34 hotels from HPT with a cumulative sales price of $260.9 million. The transactions were completed in several phases from December 1997 to January 1999. In accordance with generally accepted accounting principles, a deferred gain of $20.5 million was recorded on the sales of which $750,000 has been recognized in income during 1998 and 1999. The following table sets forth the activity for the three months ended March 31, 1999 and March 31, 1998 (in thousands, except number of hotels):


                                               For the three months ended
                                                       March 31,
                                               --------------------------
                                                 1999            1998
                                               --------        ----------
  Number of hotels sold - quarter                     3              9
  Number of hotels sold - total                      34             14
  Proceeds  from sales of hotels, net of
  deferred gain                                 $23,196        $48,922
  Rent expense on leased hotels                 $ 6,136        $ 1,422
  Gain recognized into earnings                 $   181        $    40


Liquidity and Capital Resources

        We had cash and cash equivalents of $18.2 million at March 31, 1999 compared with $18.1 million at March 31, 1998. Net cash provided by operating activities totaled $14.4 million in the first quarter of 1999 compared to $41.2 million in 1998. The primary sources of cash in the first quarter of 1999 were the reduction of $20.8 million in the amount of hotels held for sale, an increase of $3.2 million in deferred gain on sale of hotels and $1.5 million of non-cash depreciation and amortization expense. Uses of cash consisted of $2.0 million in net loss from operations, a decrease of $5.6 million in accounts payable and accrued expenses and a $2.5 million increase in the amount of deposits relating to the sale-leaseback of certain of our hotels. The primary source of cash for the quarter ended March 31, 1998 related to the $39.4 million reduction in the amount of hotels held for sale pursuant to the sale-leaseback transaction.

        Net cash used in investing activities for the quarter ended March 31, 1999 totaled $41.9 million, compared to $56.6 million for the quarter ended March 31, 1998. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, acquisition costs for properties under contract, and the costs of hotels sold accounted for the majority of the cash used. For the quarter ended March 31, 1999, we expended approximately $33.3 million on construction, compared to $56.3 million for the quarter ended March 31, 1998.

        For the three months ended March 31, 1999, net cash provided by financing activities was $22.5 million and included $27.7 million in proceeds from mortgages and notes payable. For the quarter ended March 31, 1998, net cash used in financing activities was $1.9 million as the amount of payments on mortgages and notes payable exceeded the amount of proceeds received from the notes. These payments related to the payoff of note balances for certain of our hotels pursuant to the sale-leaseback transaction.

        At March 31, 1999, we had seven hotels under construction with a total estimated cost of approximately $63.8 million. Our total equity requirement for these properties is $18.1 million, all of which had been funded as of March 31, 1999. At March 31, 1999, we had secured financing on six hotels in the amount of $40.8 million and were processing loans with a third-party lender with respect to the remaining property which, if approved, would provide an estimated $4.9 million of additional financing.

        In addition to hotels under construction, we had 13 properties under contract at March 31, 1999. Included in this list are the six properties we had acquired but not yet placed under construction. The total project cost for these 13 properties is estimated at $161.9 million. As of March 31, 1999, we had incurred costs of approximately

$23.3 million on these projects. These costs include land acquisition costs, deposits and fees for surveys, legal services, environmental studies, and architectural drawings.

        We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for development of projects currently under construction and operations through 1999. Substantial capital resources in addition to those discussed above will be necessary for us to continue to develop the properties under contract. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would similarly require additional capital. We are actively considering and/or pursuing a number of financing alternatives, including credit facilities, the issuance of debt and joint ventures. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on our business and results of operations.

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

        In response to current capital market conditions we have adopted a conservative hotel development strategy. As a result of this conservative strategy, in March 1999 we announced a layoff of certain corporate office personnel. This action was taken to make necessary adjustments to our resources dedicated to hotel development.

        In May 1999 we continued our efforts to expand our national franchise sales program by hiring a Vice President of Franchise Sales. We anticipate that this change will result in a more targeted approach to our franchise development and provide a basis for us to launch an aggressive franchise sales effort.


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

A. Assessment - We have completed our assessment of all systems, both information technology and non-information technology, that could be significantly affected by the Year 2000 issue. The results of the assessment of our systems are as follows:

        1) Our core financial systems - All hardware and software were replaced in 1998 as part of the successful implementation of a new accounting system. The new system has been certified to be fully compliant with the Year 2000 issue by the vendor.

        2) Other corporate office systems, including the local area network, phone systems, E-mail, imaging systems, word processing, spreadsheets, and scheduling software have all been evaluated and tested and found to be in compliance.

        3) Hotel property management system - Our initial assessment found our property management system not to be Year 2000 compliant. National Guest Systems has written an upgrade to the IS4 software to make it Year 2000 compliant. This upgrade was installed in the hotels in January of 1999. National Guest Systems has represented to us that the software is now fully compliant. We will perform further testing on this software in phase two of our plan

        4) Other hotel systems purchased from third-party vendors - These systems include the elevators, voice mail, energy management and HVAC system, phone switches, room key systems, fire and security systems, and any other equipment or systems that have an "embedded" chip that records the date. We have requested and obtained written verification from all of our major vendors that their product is Year 2000 compliant. Furthermore, the plans given to our contractors specify that all systems are Year 2000 compliant.

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

C. Testing - The testing phase of our plan involves actually using the software with dates into the next year and testing the results. We have begun this testing on personal computers in our corporate office and will expand our tests to the field systems, including the property management system, during the second quarter of 1999. As of March 31, 1999, this process was 50% complete. We anticipate completion by September 30, 1999. We anticipate that this will allow sufficient time to remedy any problems that we identify.

D. Implementation - The final phase of our plan is scheduled for completion during the fourth quarter of 1999. We anticipate that all systems will be modified, tested and in place by that date.

        To date the only costs we have incurred as a result of the Year 2000 issue have been the internal costs of labor to perform the assessment and testing of our systems. We do not anticipate incurring any other costs as a result of the Year 2000 issue. We estimate that the total amount of internal labor incurred by us to assess, remedy and test the systems will be less than $100,000.

        We have contingency plans for certain critical applications and are working on such plans for others. These contingency plans involve, among other actions, data backup and retrieval, manual workarounds and adjustments to staffing strategies.

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


Impact of New Accounting Standards

        There have not been any new accounting standards or pronouncements issued that would have an impact on our business and results of operations.

Quantitative and Qualitative Disclosure of Market Risk

        Our earnings are affected by changes in interest rates as a portion of our outstanding indebtedness is at variable rates based on LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance at March 31, 1999 would change by approximately $13,900. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at March 31, 1999, would change by approximately $1,200.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Investors are cautioned that certain statements contained in this Form 10-Q as well as some of our statements in periodic press releases and some oral statements of our officials during presentations about the company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "anticipates," "estimates," "expects" or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

        Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, adverse changes in national or local economic conditions, competition from other lodging properties, changes in real property tax rates, changes in the availability, cost and terms of financing, the impact of present or future environmental legislation, the ongoing need for capital improvements, changes in operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, and adverse changes in zoning laws. Certain of these factors are discussed in more detail elsewhere in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CANDLEWOOD HOTEL COMPANY, INC.




Date:   May 14, 1999                By:   /s/ Jack P. DeBoer
        ------------                    ----------------------------------------
                                                Jack P. DeBoer, Chairman
                                               and Chief Executive Officer



Date:   May 14, 1999                By:   /s/ Warren D. Fix
        ------------                    ----------------------------------------
                                         Warren D. Fix, Executive Vice President
                                               and Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
   No.                                  Description
 -------                                -----------
   3.1      Restated Certificate of Incorporation of Candlewood Hotel Company,
            Inc. (1)

   3.2      Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (11)

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

  10.2      Indemnification Agreement Schedule. (11)

  10.3      1996 Equity Participation Plan and Form of Stock Option
            Agreements. (5)

  10.4 First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998. (11)

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

  10.7      Subordinated Promissory Note from Candlewood Hotel Company, Inc. to
            Doubletree Corporation dated as of November 11, 1996. (2)

  10.8      Employment Agreement between Candlewood Hotel Company, Inc. and
            James Roos dated as of June 2, 1997. (4)

  10.9 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (3)

  10.10     Amended and Restated Registration Rights Agreement dated as of
            July 10, 1998. (10)

  10.11 Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (6)

  10.12     First Amendment to Purchase and Sale Agreement and Agreement to
            Lease and Fourth Amendment to Lease Agreement and Incidental
            Documents, dated as of January 7, 1999, by and among Candlewood
            Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto. (11)

  10.13 Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT. (6)

  10.14 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (6)

  10.15     Guaranty Agreement, dated as of December 24, 1997, by Candlewood
            Hotel Company, Inc. for the benefit of HPTCW and HPT. (6)

  10.16     Stock Pledge Agreement, dated as of December 24, 1997, by Candlewood
            Hotel Company, Inc. for the benefit of HPTCW. (6)

  10.17 Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (7)

  10.18     First Amendment to Purchase and Sale Agreement, Agreement to Lease,
            Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No.
            2, Inc., HPT and HPT CW II. (11)

  10.19     Second Amendment to Purchase and Sale Agreement, Agreement to Lease,
            Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No.
            2, Inc., HPT and HPT CW II. (9)

  10.20     Third Amendment to Purchase and Sale Agreement and Agreement to
            Lease and Sixth Amendment to Lease Agreement and Incidental
            Documents, dated as of December 23, 1998, by and among Candlewood
            Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto. (11

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

  10.22 Lease Agreement, dated as of May 21, 1998, by and between HPTCW, as landlord, and Candlewood Leasing No. 2, Inc., as tenant. (7)

  10.23     Guaranty Agreement, dated as of May 14, 1998, by Candlewood Hotel
            Company, Inc. for the benefit of HPTCW and HPT. (7)

  10.24     Stock Pledge Agreement, dated as of May 27, 1998, by Candlewood
            Hotel Company, Inc. for the benefit of HPTCW. (7)

  10.25     Securities Purchase Agreement dated as of June 30, 1998. (10)

  10.26     Lease Agreement dated April 30, 1998 by and between Candlewood Hotel
            Company, Inc. and Vantage Point Properties, Inc. (11)

  11.1      Statement re Computation of Per Share Earnings -- not applicable.

  27.1      Financial Data Schedule.

-----------

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

(9) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 6, 1998.

(10) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 10, 1998.

(11) Incorporated by reference from Candlewood Hotel Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.