Form 10-Q
period 1999-06-30
CANDLEWOOD HOTEL CO INC
filed 1999-08-16
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

                      8621 E. 21st Street North, Suite 200
                              Wichita, Kansas 67206
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (316) 631-1300
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at August 12, 1999
----------------------------                   ------------------------------
Common Stock, $.01 par value                           9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1999

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets at June 30, 1999
                      and December 31, 1998                                                         3

                  Consolidated Statements of Operations for the three
                      and six months ended June 30, 1999 and 1998                                   4

                  Consolidated Statements of Cash Flows for the six
                      months ended June 30, 1999 and 1998                                           5

                  Notes to Consolidated Financial Statements                                   6 - 11

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                     12 - 22

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to Vote of Security Holders                                23

Item 6.           Exhibits and Reports on Form 8-K                                                 23


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (in thousands, except par value, stated value and share data)

                                                                            JUNE 30,      DECEMBER 31,
                                                                             1999            1998
                                                                          (UNAUDITED)
                                                                          -----------     ------------
ASSETS
Investment in hotels completed and under construction:
      Hotels completed                                                     $ 215,971       $ 150,401
      Hotels under construction                                               32,627          67,447
      Other costs                                                             15,282          16,591
                                                                           ---------       ---------
                                                                             263,880         234,439
      Accumulated depreciation and amortization                               (4,851)         (1,907)
                                                                           ---------       ---------
      Net investment in hotels                                               259,029         232,532

Cash and cash equivalents (including $331 and $521 of
       restricted cash, respectively)                                         18,230          23,155
Deposits                                                                      26,334          23,847
Accounts and other receivables                                                 5,865           3,566
Other assets                                                                  12,455          10,258
                                                                           ---------       ---------

              Total assets                                                 $ 321,913       $ 293,358
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                                $ 165,010       $ 114,742
Accounts payable and other accrued expenses                                   23,300          40,277
Deferred gain on sale of hotels                                               18,258          16,771
Other liabilities                                                              1,194           1,449
                                                                           ---------       ---------
              Total liabilities                                              207,762         173,239

Redeemable, convertible, cumulative preferred stock ("Series A"),
       $1,000 stated value, 65,000 shares authorized and outstanding,
       net of offering costs                                                  61,339          61,339

Redeemable, convertible, cumulative preferred stock ("Series B"),
       $1,000 stated value, 42,000 shares authorized and outstanding,
       net of offering costs                                                  39,350          39,398

Stockholders' equity:
      Common stock, $.01 par value, 100,000,000 shares
         authorized, 9,025,000 issued and outstanding                             90              90
      Additional paid-in capital                                              35,270          35,270
      Accumulated deficit                                                    (21,898)        (15,978)
                                                                           ---------       ---------
              Total stockholders' equity                                      13,462          19,382
                                                                           ---------       ---------

              Total liabilities and stockholders' equity                   $ 321,913       $ 293,358
                                                                           =========       =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)

                                                                                        For the
                                                   For the Quarter Ended            Six-Months Ended
                                                 --------------------------    --------------------------
                                                   June 30,       June 30,       June 30,       June 30,
                                                     1999          1998           1999            1998
                                                 -----------    -----------    -----------    -----------
REVENUES:
Hotel operations                                 $    26,906    $    10,330    $    48,173    $    17,247
Other income                                             236            114            443            288
                                                 -----------    -----------    -----------    -----------
    Total hotel operating revenues                    27,142         10,444         48,616         17,535
Proceeds from sale of hotels, net of deferred
     gain of $2,315 and 6,446, respectively               --         55,592         24,285        104,514
Deferred gain recognition on sales of hotels             328            154            509            194
                                                 -----------    -----------    -----------    -----------
     Total revenues                                   27,470         66,190         73,410        122,243
                                                 -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                              15,084          5,658         28,144         10,067
Corporate operating expenses                           1,228            929          2,468          1,737
Rent expense on leased hotels                          6,218          2,624         12,354          4,046
Hotel opening costs                                      212             --            797             --
Abandoned site costs                                     863             --            863             --
Depreciation and amortization                          2,106            452          3,595            799
                                                 -----------    -----------    -----------    -----------
     Total operating costs and expenses               25,711          9,663         48,221         16,649
Cost of hotels sold                                       --         55,592         24,285        104,514
                                                 -----------    -----------    -----------    -----------
                                                       1,759            935            904          1,080

Interest income                                          310            124            592            486
Interest expense                                      (1,934)            --         (3,414)           (38)
                                                 -----------    -----------    -----------    -----------
     Income (loss) before income taxes                   135          1,059         (1,918)         1,528

Income tax                                                --           (230)            --           (230)
                                                 -----------    -----------    -----------    -----------
     Income (loss) before preferred dividends            135            829         (1,918)         1,298

Preferred stock dividends                             (2,001)        (1,215)        (3,980)        (2,417)
                                                 -----------    -----------    -----------    -----------
     Net loss available to common stockholders   $    (1,866)   $      (386)   $    (5,898)   $    (1,119)
                                                 ===========    ===========    ===========    ===========

Net loss per share of common
     stock - basic and diluted                   $     (0.20)   $     (0.04)   $     (0.65)   $     (0.12)
                                                 ===========    ===========    ===========    ===========

Weighted average shares
     outstanding - basic and diluted               9,025,000      9,025,000      9,025,000      9,025,000
                                                 ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                   Six Months Ended    Six Months Ended
                                                                     June 30, 1999      June 30, 1998
                                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ (1,918)          $  1,298
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                       3,595                799
     Deferred gain recognition on sales of hotels                         (509)              (194)
     Abandoned site costs                                                  863                 --
     Change in:
       Hotels completed and under construction - held
         for sale                                                       20,776              3,647
       Deposits                                                         (2,487)           (10,501)
       Accounts receivable                                              (3,067)            (1,854)
       Opening costs                                                       718               (640)
       Other assets                                                     (1,601)              (743)
       Accounts payable and other accrued expenses                      (3,722)             4,779
       Deferred gain on sale of hotels                                   1,996              5,302
       Other liabilities                                                  (120)               194
                                                                      --------           --------
         Net cash provided by operating activities                      14,523              2,087
                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under
     construction                                                      (65,260)           (35,249)
Payments for site acquisition costs                                       (272)              (606)
Purchase of intangible assets                                               --                (25)
                                                                      --------           --------
         Net cash used in investing activities                         (65,532)           (35,880)
                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                               53,529             71,674
Payments on mortgages and notes payable                                 (3,260)           (61,277)
Preferred stock dividends                                               (4,002)                --
Other liabilities                                                         (135)              (102)
Expenditures for private placement                                         (48)              (122)
                                                                      --------           --------
         Net cash provided by financing activities                      46,084             10,173
                                                                      --------           --------

Net decrease in cash and cash equivalents                               (4,925)           (23,620)
Cash and cash equivalents at beginning of period                        23,155             35,355
                                                                      --------           --------
Cash and cash equivalents at end of period                            $ 18,230           $ 11,735
                                                                      ========           ========


See accompanying notes to consolidated financial statements

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Summary of Significant Accounting Policies
---------------------------------------------------

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

         The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments is as follows:

Six months ended June 30, 1999
---------------------------------------------------------------------------------
(In thousands)                                Operation of  Sale of
                                                 hotels      hotels       Total
                                              ------------  --------     --------
Revenues from external customers               $ 48,616     $ 24,285     $ 72,901
Interest expense                                  3,414           --        3,414
Depreciation expense                              3,294           --        3,294
Segment profit                                    4,824          509        5,333

Hotels assets:
   Hotels completed and under construction      248,598           --      248,598
   Trade accounts receivable                      3,302        2,419        5,721

Six months ended June 30, 1998
---------------------------------------------------------------------------------
(In thousands)                                Operation of  Sale of
                                                 hotels      hotels       Total
                                              ------------  --------     --------

Revenues from external customers               $ 17,535     $104,514     $122,049
Interest expense                                     38           --           38
Depreciation expense                                676           --          676
Segment profit                                    2,746          194        2,940

Hotels assets:
   Hotels completed and under construction      130,229       41,006      171,235
   Trade accounts receivable                        714        3,590        4,304

         Corporate expenses account for the difference between segment profit and net income. These expenses are not specific to the Company's reportable segments.

H.   Hotel Opening Costs

         Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training hotel personnel, such as travel, compensation and relocation.

         During the fourth quarter of 1998, the Company elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires hotel opening costs to be expensed as incurred.

I.   Use of Estimates

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

J.   Reclassifications

         Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications have no effect on the operations or equity as originally presented.

Note 2:  Mortgages and Notes Payable
------------------------------------

         As of June 30, 1999, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 29 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (8.34% to 9.22% as of June 30, 1999). Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and provides for two 12-month extension periods. Maturity dates currently range from March 2001 to April 2003. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At June 30, 1999, $143.3 million was outstanding under these 29 building loan agreements.

         The Company has entered into loan agreements with various local and regional banks for two of the Company's hotels. Each of the agreements was entered into by wholly-owned subsidiaries of the Company that own the related hotel and land. Interest on the loans is payable monthly at either a fixed or variable rate per annum depending on the note. As of June 30, 1999, interest on the loans ranged from 7.83% to 8.75% with maturity dates ranging from February 2000 to June 2001. Principal amortization payments are made monthly and based on terms ranging from 20 to 25 years. These payments will continue until maturity. Each of the loans may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on the original amortization term. Amounts borrowed under the loans are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to the bank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At June 30, 1999, $6.7 million was outstanding under these notes.

         The Company had $15.0 million in unsecured indebtedness outstanding as of June 30, 1999 with Promus Hotel Corporation, evidenced by two promissory notes. Interest is payable quarterly at rates ranging from 10.0% to 15.0%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001 and July 2002, respectively.

         Certain amounts borrowed under the building loan agreements are further partially guaranteed by Promus Hotel Corporation. Promus has agreed to guarantee the portions of certain loans made to the Company and its franchisees. The guarantee applies to loans that exceed 56.25% of the hotel cost but not in excess of 80% of such costs of hotels that the Company manages and 75% of the costs of hotels not managed by the Company. It is anticipated that the guarantee will remain in effect until the loan has been repaid. Upon an event of default, Promus will have the option to meet any shortfalls or pay down the loan principal. In exchange for the guarantee, Promus will receive a 5% interest in the cash flows of the hotels and a 0.25-0.50% fee on the total loan amount outstanding. In the event a loan is refinanced, Promus will receive a fee equal to 5% of the increase in proceeds attributable to the refinancing. In the event the loan is extinguished through the sale of the underlying property, Promus will receive as a fee 5% of the gain on sale resulting from the transaction.

Note 3:  Redeemable, Convertible Preferred Stock
------------------------------------------------

General
-------

         The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At June 30, 1999, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

Series A Preferred Stock Offering
---------------------------------

         In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of Series A Redeemable, Convertible, Cumulative Preferred Stock (the "Series A Preferred Stock") at an offering price of $1,000 per share (the "Stated Value"). The net proceeds to the Company were approximately $61.3 million, after deducting commissions and expenses of $3.7 million.

         The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, dividends are paid quarterly, up to the date of conversion, when and if declared by the board of directors.

         Series A Preferred Stockholders have the right to convert their shares of Series A Preferred Stock at any time at their option into shares of common stock, at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Series A Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At August 31, 2004, the Series A Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

         Certain of the Series A Preferred Stockholders have voting rights related to the nomination and election of directors as defined in a stockholders agreement. Each Series A Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by the Series A Preferred Stockholders, as a single class, is required.

Series B Preferred Stock Offering
---------------------------------

         On August 3, 1998, the Company completed the private placement of $42.0 million of its Series B Redeemable, Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock") and warrants to purchase its common stock. In total, 42,000 shares of Series B Preferred Stock were issued at an offering price of $1,000 per share (the "Stated Value"). The Series B Preferred Stockholders were also issued, at no additional cost, warrants to purchase an aggregate of 336,000 shares of common stock at $12.00 per share. These warrants expire on July 13, 2005. The net proceeds to the Company were approximately $39.3 million, after deducting commissions and expenses of $2.7 million.

         The Series B Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, dividends are paid quarterly, up to the date of conversion, when and if declared by the board of directors.

         Series B Preferred Stockholders have the right to convert their shares of Series B Preferred Stock at any time at their option into shares of common stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Series B Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

         Certain of the Series B Preferred Stockholders have voting rights related to the nomination and election of directors as defined in a stockholders agreement. Each Series B Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by the Series B Preferred Stockholders, as a single class, is required.

Note 4:  Sale-Leaseback
-----------------------

         In November 1997, the Company entered into an agreement with an affiliate of Hospitality Properties Trust ("HPT") to sell 15 hotels for a total purchase price of $100.0 million, and to lease the hotels back from the buyer under a noncancelable operating lease. The Company completed the sale and leaseback of five hotels in December 1997, nine hotels in the first quarter of 1998, and one hotel in the second quarter of 1998. In December 1998, the Company agreed to sell two additional hotels to HPT under the terms of the 1997 transaction for $18.5 million. These hotels were sold in January 1999.

         In May 1998, the Company entered into a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $142.4 million, as amended. The Company completed the sale and leaseback of six hotels in the second quarter of 1998, four hotels in the third quarter of 1998, and six hotels in the fourth quarter of 1998. The remaining hotel was sold in January 1999.

         Terms of the sales are all cash at the close of escrow for hotels sold. The lease term for the noncancelable operating leases is approximately 14 years for the 17 hotels in the first transaction and 13 years for the 17 hotels in the second transaction, with all leases expiring on December 31, 2011. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

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

         As of June 30, 1999, the Company had completed the sale of all 34 hotels. The cumulative sales price for the three hotels sold in 1999 was $26.6 million with a total deferred gain on the sale of the hotels of $2.3 million. The cumulative sales price for the 34 hotels sold to HPT was $260.9 million with a total gain on the sales of the hotels of $19.3 million, of which $18.3 million is deferred as of June 30, 1999. Such gain has been deferred and will be recognized in income as noted in the Company's accounting policies (Note 1). The Company has recognized $509,000 of deferred gain in income in 1999. Sale proceeds, net of the deferred gain and related cost of the Hotels sold, are presented on the statement of operations.

Note 5:  Related Party Transactions
-----------------------------------

         The Company manages two hotels in which the Company's chairman and chief executive officer has a majority interest. Under the terms of the management agreement, the Company advances funds to the managed properties as a normal course of business. Any amounts advanced are of a short-term duration, unsecured, non-interest bearing, and payable in full upon demand. At June 30, 1999, the Company had advanced the managed properties a total of $947,000, which is included in accounts and other receivables on the balance sheet. The majority of this amount consists of pre-opening expenses and furniture and equipment related to the opening of one of the managed properties. The entire amount has been repaid to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL
-------

         Candlewood owns, operates, manages, develops and franchises hotels serving mid-market extended-stay business travelers. Our overall results of operations and financial position are significantly influenced by our development activity. The following tables set forth the Company's hotel openings and development comparison for the periods indicated:

1999 Year to Date Hotel Openings:

                                                                    1999
                                                  ------------------------------------------
                              As of 12/31/98      1ST Qtr.        2nd Qtr.     As of 6/30/99
                              --------------      --------       --------      -------------
Open Hotels
   Company - Operated               53                5                5               63
   Franchised                        9                1               --               10
                                    --               --               --               --
Total                               62                6                5               73


We opened five company-operated hotels in the second quarter of 1999 in the following areas:

o        Chicago, Illinois (Hoffman Estates)
o        Cleveland, Ohio
o        Columbus, Ohio
o        Oklahoma City, Oklahoma
o        Philadelphia, Pennsylvania (Mt. Laurel)

Development Comparison:

                                                Number of Hotels
                                                    June 30,
                                   --------------------------------------------
                                                                     Increase /
                                    1999              1998           (Decrease)
                                   ------            ------          ----------
Open Hotels
   Company - Operated                63                33                30
   Franchised                        10                 5                 5
                                    ---               ---               ---
Total                                73                38                35

Under Construction
   Company - Owned                    5                29               (24)
   Franchised                         2                 5                (3)
                                    ---               ---               ---
Total                                 7                34               (27)

Properties Owned and Under
Contract to Purchase
   Company - Owned                    8                33               (25)


         At the end of 1998, we had a total of 53 company-operated hotels and nine franchised hotels located in 26 different states. At June 30, 1999, we had a total of 63 company-operated hotels and 10 franchised hotels in operation located in 29 different states. In addition, at June 30, 1999, we had a total of five company-owned hotels and two franchise hotels under construction. Our portfolio also included five properties that we had acquired previous to or during the second quarter of 1999. We are currently working to secure financing for construction of two of these projects. In addition, we are considering the potential sale of the remaining three properties. We are also performing market-feasibility due diligence with respect to three potential development sites. The contracts into which we enter for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale. We have the right to terminate each contract if we are not satisfied with the results of the investigations and due diligence. We are unable to assure that we will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget. In addition, if we abandon a contract, we may write-off certain costs that would otherwise be capitalized. During the quarter ended June 30, 1999, we wrote off $863,000 of costs on development projects we abandoned. We intend to continue developing hotels and are evaluating various financing arrangements, however, we are unable to assure that financing will be available and, if available, under terms acceptable to us. We will continue to perform periodic evaluations of our development projects and make adjustments to our development strategy as warranted.

         We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. In May 1999, we took steps to increase our franchise sales efforts by hiring a Vice President of Franchise Sales. The next step towards achieving our goal was the recruitment of experienced franchise sales personnel that would be located throughout the country. As of June 30, 1999, we had completed our recruiting efforts and all personnel were in place. We believe this provides us with the resources we need to launch an aggressive franchise sales effort going into 2000.

         In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels from HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed or will develop. The transactions were closed in stages, beginning in 1997 and ending in early 1999. Five hotels were sold and leased back in 1997 and 26 hotels sold and leased back during 1998. The remaining three hotels were sold and leased back in January 1999. The results from operations for 1999 and 1998 reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. Under generally accepted accounting principles, the gain must be deferred and not recognized into earnings until certain operating performance levels are achieved.

         The following table sets forth our operating property portfolio as of June 30, 1999 and 1998:

                     Number of Hotels            Number of Rooms
                         June 30,                   June 30,
                      -------------              -------------
                      1999     1998   Increase   1999    1998   Increase
                      ----     ----   --------   ----    -----  --------
Company Operated:
   Company Owned        29       12       17    3,401    1,292    2,109
   Leased               34       21       13    3,891    2,315    1,576
                     -----    -----    -----    -----    -----    -----
        Total           63       33       30    7,292    3,607    3,685

Franchised              10        5        5    1,119      595      524
                     -----    -----    -----    -----    -----    -----

Total System            73       38       35    8,411    4,202    4,209

         Our results are dependent upon our revenue per available room (RevPAR) which is a function of occupancy and room rate. Accordingly, we intend to remain focused on occupancy levels at each of our hotels until such time as the occupancy levels reach stabilization. Due to our rapid expansion, the overall occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Once our hotels' occupancy levels have stabilized, we review the nightly pricing rates of our hotels. We believe that this practice is a prevailing standard in the lodging industry.

RESULTS OF OPERATIONS
---------------------

Comparison of fiscal quarters ended June 30, 1999 and 1998
----------------------------------------------------------

     Hotel Operations

     Hotel Operations Revenue

         Hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone, vending and pay per view movie rental), totaled $26.9 million for the quarter ended June 30, 1999, compared to $10.3 million for the quarter ended June 30, 1998. The increase in revenue reflects the increase in the number of hotels in operation during the second quarter of 1999 as compared to the second quarter of 1998. The following table sets forth our operating statistics for the three months ended June 30, 1999 and 1998:

                                   For the three months ended June 30,
                                   -----------------------------------
                                          1999            1998            Change
                                       ---------        --------         ---------
 Occupancy                                 67.8%            69.4%             (1.6)%
 Average Daily Rate                    $   60.11        $  53.15         $    6.96
 Revenue per available room            $   40.75        $  36.88         $    3.87

          Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 67.8% for the quarter ended June 30, 1999, compared to 69.4% for the quarter ended June 30, 1998. Occupancy in the second quarter continued to be negatively impacted as a result of our efforts to increase rates at some of our more established properties. This was partially offset by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish rates that balance occupancy to produce optimal revenue.

         The average daily room rate for the quarter ended June 30, 1999 was $60.11, compared to $53.15 for the quarter ended June 30, 1998. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The increase in average daily rate was largely due to increases in rates charged at previously opened properties and higher introductory rates for new hotel openings. Other factors that influenced average daily room rates included:

o stays of less than one week, which are charged at a higher nightly rate,
o higher rates for our one-bedroom suites, and
o higher rates in certain hotel locations.

         Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $40.75 for the quarter ended June 30, 1999, compared to $36.88 for the quarter ended June 30, 1998.

         We cannot predict whether current occupancy and room rates can be maintained. Future occupancy and room rates may be impacted by a number of factors including:

o the number and geographic location of new hotels,
o the season in which new hotels open,
o competition,
o market acceptance of our hotels, and
o general economic conditions.

         We consider a property to have completed its initial ramp-up phase somewhere between six and twelve months following hotel opening. The initial ramp-up phase is dependent on the supply and demand characteristics of individual markets as well as the effectiveness of our local sales efforts. The following table sets forth the performance of hotels open greater than nine months as of April 1, 1999 and 1998:

                               For the three months ended June 30,
                               ----------------------------------
                                     1999              1998            Change
                                    -------          --------         -------
Number of hotels                        33                5               28
Average age (in months)               15.5             13.2              2.3
Occupancy                             70.6%            76.4%            (5.8)%
Average Daily Rate                  $61.16           $50.96           $10.20
Revenue per available room          $43.18           $38.93           $ 4.25


     Hotel Operating Expenses

         Hotel operating expenses for the quarter ended June 30, 1999 totaled $15.1 million, compared to $5.7 million for the quarter ended June 30, 1998. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses was made up of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the increased number of hotels in operation during the second quarter of 1999 as compared to the second quarter of 1998.

     Rent Expense on Leased Hotels

         We incurred rent expense in the second quarter of 1999 of $6.2 million for the 34 hotels leased as of June 30, 1999, compared to $2.6 million of expense in the second quarter of 1998 for the 21 hotels leased as of June 30, 1998. The increase in rent expense reflects the sale and leaseback of 13 additional hotels since June 30, 1998 and the pro-rated effect on rent expense of the timing of previous hotel sales transactions.

     Hotel Opening Costs

         Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. During the fourth quarter of 1998, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening costs to be expensed as incurred. Prior to adoption of SOP 98-5, we capitalized and amortized opening costs using the straight-line method over a period of twelve months. Amortization expense on opening costs for 1998 is included in depreciation and amortization on the statement of operations. Opening costs for the quarter ended June 30, 1999 totaled $212,000. There were no hotel opening costs for the quarter ended June 30, 1998; however, we did record $148,000 of amortization expense in the quarter for opening costs that had been capitalized. These costs were written off in full in December 1998 as a result of our adoption of SOP 98-5.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended June 30, 1999 totaled $1.9 million, compared to $386,000 for the quarter ended June 30, 1998. Depreciation and amortization expense for 1998 included amortization of capitalized opening costs prior to the adoption of SOP 98-5. The increase in depreciation and amortization expense in the second quarter of 1999, compared to 1998, was a result of the increase in the number of company-owned hotels in operation. In accordance with generally accepted accounting principles, the Company does not depreciate assets held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

     Corporate Operations
     --------------------

     Other Income

         Other income for the quarter ended June 30, 1999 totaled $236,000, compared to $114,000 for the quarter ended June 30, 1998. Other income consists primarily of franchise fees and royalty fees from franchise hotels and management fees received from managed hotels. At June 30, 1999, we had 10 franchised hotels in operation, compared to five hotels at June 30, 1998. The growth in other income in 1999, compared to 1998, reflects an increase in royalty, franchise fee and management fee income.

         We did not sell any hotels in the second quarter of 1999; however, we did recognize gain on hotels that were previously sold. For the quarter ended June 30, 1999, we recognized $328,000 of gain on hotels sold, compared to $154,000 in the quarter ended June 30, 1998.

     Corporate Operating Expenses

         Corporate operating expenses for the second quarter of 1999 totaled $1.2 million, compared to $929,000 for the second quarter of 1998, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 1999 is due to increases in general personnel and field information system support costs. These increases were needed to provide support and services to the increased number of hotels in operation.

     Abandoned Site Costs

         We recorded $863,000 of abandoned site costs in the quarter ended June 30, 1999. There were no abandoned site costs recorded in the second quarter of 1998. Abandoned site costs represent costs related to certain development sites that we have decided not to develop.

     Corporate Depreciation and Amortization

         Depreciation and amortization applicable to corporate operations for the quarter ended June 30, 1999 totaled $176,000, compared to $66,000 for the quarter ended June 30, 1998. The increase in depreciation and amortization reflects the leasehold improvements and furnishings purchased in 1999 for the new corporate offices and the depreciation of new systems hardware and peripheral equipment. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights, trademarks) is computed using the straight-line method over the life of the corresponding asset.

     Interest Income and Expense

         We earned $310,000 of interest income during the second quarter of 1999, compared to $124,000 in the second quarter of 1998. Interest income in both quarters resulted primarily from the temporary investment of proceeds received from the sale-leaseback transaction.

         We had interest expense, net of capitalized interest, of $1.9 million for the quarter ended June 30, 1999. There was no interest expense recorded in the second quarter of 1998 as interest was capitalized as part of our development activity. The interest expense in the second quarter of 1999 was a direct result of the slowdown in our development activity during the second quarter of 1999. We had fewer projects under construction in the second quarter of 1999 thereby limiting the amount of interest that could be capitalized.

    Sales of Hotels
    ---------------

         In two separate sale-leaseback transactions, we have sold and leased back 34 hotels from HPT. The transactions were completed in several phases from December 1997 to January 1999. In accordance with generally accepted accounting principles, a deferred gain was recorded on the sales, a portion of which has been recorded in income in 1998 and 1999. The following table sets forth the activity for the three months ended June 30, 1999 and June 30, 1998 (in thousands, except number of hotels):

                                        For the three months
                                           ended June 30,
                                       ----------------------
                                        1999            1998
                                       -------        -------
Number of hotels sold - quarter             --              7
Proceeds from sales of hotels,
net of deferred gain                   $    --        $55,592
Rent expense on leased hotels          $ 6,218        $ 2,624
Gain recognized into earnings          $   328        $   154


Comparison of six months ended June 30, 1999 and 1998
-----------------------------------------------------

     Hotel Operations
     ----------------

     Hotel Operations Revenue

         For the six months ended June 30, 1999, hotel operations revenue totaled $48.2 million, compared to $17.2 million for the six months ended June 30, 1998. The increase in revenue reflects the increase in the number of hotels in operation. The following table sets forth our operating statistics for the six months ended June 30, 1999 and 1998:

                                   For the six months
                                     ended June 30,
                                  ---------------------
                                   1999           1998          Change
                                  ------         ------         -------
Occupancy                           64.1%          65.3%          (1.2)%
Average Daily Rate                $59.75         $53.42         $ 6.33
Revenue per available room        $38.32         $34.88         $ 3.44


          Average occupancy rate was 64.1% for the six months ended June 30, 1999, compared to 65.3% for the six months ended June 30, 1998. In 1999 we made an effort to increase rates in certain markets. As a result, the occupancy rate at certain of our hotels has been negatively impacted. The negative impact associated with the increase in pricing was largely offset by the increasing occupancy of hotels that had completed or were near completion of their ramp-up phase.

         For the six months ended June 30, 1999, our average daily rate was $59.75, compared to $53.42 for the six months ended June 30, 1998. The increase in average daily rate was largely due to increases in rates charged at previously opened properties and higher introductory rates for new hotel openings. Revenue per available room was $38.32 for the six months ended June 30, 1999, compared to $34.88 for the six months ended June 30, 1998.

         The following table sets forth the performance for the six months ended June 30, 1999 and June 30, 1998 of hotels open greater than nine months as of April 1, 1999 and 1998:

                                   For the six months
                                     ended June 30,
                                  ---------------------
                                   1999           1998          Change
                                  ------         ------         -------
Number of hotels                      33              5             28
Average age (in months)             15.5           13.2            2.3
Occupancy                           68.8%          71.3%          (2.5)%
Average Daily Rate                $60.98         $50.97         $10.01
Revenue per available room        $41.93         $36.33         $ 5.60

     Hotel Operating Expenses

         Hotel operating expenses for the six months ended June 30, 1999 totaled $28.1 million, compared to $10.1 million for the six months ended June 30, 1998. The increase in hotel operating expenses was largely due to the increased number of hotels in operation at June 30, 1999.

     Rent Expense on Leased Hotels

         For the six months ended June 30, 1999, we incurred rent expense of $12.4 million for leased hotels, compared to $4.0 million for the six months ended June 30, 1998. The increase in rent expense reflects the sale and leaseback of 13 additional hotels since June 30, 1998 and the pro-rated effect on rent expense of the timing of previous hotel sales transactions.

     Hotel Opening Costs

         For the six months ended June 30, 1999, opening costs totaled $797,000. There were no hotel opening costs for the six months ended June 30, 1998; however, we did record $279,000 of amortization expense in the period for opening costs that had been capitalized. These costs were written off in full in December 1998 when we elected early adoption of SOP 98-5.

     Hotel Depreciation and Amortization

         Depreciation and amortization expense applicable to hotel operations for the six months ended June 30, 1999 totaled $3.3 million, compared to $676,000 for the six months ended June 30, 1998. Depreciation and amortization expense for 1998 included amortization of capitalized opening costs prior to the adoption of SOP 98-5. The increase in depreciation and amortization expense for the six months ended June 30, 1999, compared to 1998, was a result of the increase in the number of company-owned hotels in operation.

     Corporate Operations
     --------------------

     Other Income

         Other income for the six months ended June 30, 1999 totaled $443,000, compared to $288,000 for the six months ended June 30, 1998. The growth in other income in 1999, compared to 1998, reflects an increase in royalty, franchise fee and management fee income.

         In addition, during the first quarter of 1999, we sold three additional hotels as part of a sale-leaseback transaction. The total sales price for these hotels was $26.6 million. A deferred gain of $2.3 million was recorded on the sales. For the six months ended June 30, 1999, we recognized $509,000 of gain on hotels sold compared to $194,000 for the six months ended June 30, 1998.

     Corporate Operating Expenses

         For the six months ended June 30, 1999, corporate operating expenses totaled $2.5 million compared to $1.7 million for the six months ended June 30, 1998. The increase in 1999 is due to an increase in general personnel and information system support costs. These increases were needed to provide support and services to the increased number of hotels in operation.

     Abandoned Site Costs

         Abandoned site costs totaled $863,000 for the six months ended June 30, 1999, all of which was recorded in the second quarter. There were no abandoned site costs recorded for the six months ended June 30, 1998.

     Corporate Depreciation and Amortization

         Depreciation and amortization applicable to corporate operations totaled $300,000 for the six months ended June 30, 1999, compared to $123,000 for the six months ended June 30, 1998. As previously noted, the increase in depreciation and amortization reflects the leasehold improvements and furnishings purchased in 1999 for the new corporate offices and the depreciation of new systems hardware and peripheral equipment.

     Interest Income and Expense

         Interest income totaled $592,000 for the six months ended June 30, 1999, compared to $486,000 for the six months ended June 30, 1998. Interest income for the six months ended June 30, 1999 resulted primarily from the short-term investment of excess funds received from the sale-leaseback transaction and the Series B Preferred Stock offering. For the six months ended June 30, 1998, interest income related primarily to the temporary investment of excess funds that stemmed from the Series A Preferred Stock offering and proceeds from the sale-leaseback transaction.

         Interest expense, net of capitalized interest, totaled $3.4 million for the six months ended June 30, 1999, compared to $38,000 for the six months ended June 30, 1998. The increase in interest expense was the result of the slowdown in our development activity during 1999. We began construction of fewer projects in 1999 thereby limiting the amount of interest that could be capitalized.

     Sales of Hotels
     ---------------

     Beginning in December 1997 and ending in January 1999, we sold and leased back 34 hotels from HPT. The cumulative sales price for the hotels sold was $260.9 million. A deferred gain of $19.3 million was recorded on the sales of which $1.1 million has been recognized in income during 1998 and 1999. The following table sets forth the activity for the six months ended June 30, 1999 and June 30, 1998 (in thousands, except number of hotels):

                                                 For the six months
                                                   ended June 30,
                                              ------------------------
                                                1999            1998
                                              --------        --------
 Number of hotels sold - six months                  3              16
 Number of hotels sold - total                      34              21
 Proceeds from sales of hotels, net of
 deferred gain                                $ 24,285        $104,514
 Rent expense on leased hotels                $ 12,354        $  4,046
 Gain recognized into earnings                $    509        $    194

Liquidity and Capital Resources
-------------------------------

         We had cash and cash equivalents of $18.2 million at June 30, 1999, compared to $11.7 million at June 30, 1998. Net cash provided by operating activities totaled $14.5 million for the six months ended June 30, 1999, compared to $2.1 million for the six months ended June 30, 1998. The primary sources of cash for the six month period ended June 30, 1999 were the reduction of $20.8 million in the amount of hotels held for sale, an increase of $2.0 million in deferred gain on sale of hotels and $3.6 million of non-cash depreciation and amortization expense. Uses of cash consisted of $1.9 million in net loss from operations, a decrease of $3.7 million in accounts payable and accrued expenses, an increase of $3.1 million in accounts receivable, and a $2.5 million increase in the amount of deposits relating to the sale-leaseback of certain of our hotels. The primary sources of cash for the six months ended June 30, 1998 were a $5.3 million increase in deferred gain on sale of hotels, a $4.8 million increase in accounts payable and accrued expenses and a $3.6 million reduction in the amount of hotels held for sale. The 1998 sources of cash were partially offset by an increase of $10.5 million in the amount of deposits pursuant to the sale-leaseback transaction.

         Net cash used in investing activities for the six months ended June 30, 1999 totaled $65.5 million, compared to $35.9 million for the six months ended June 30, 1998. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, acquisition costs for properties under contract, and the costs of hotels sold accounted for the majority of the cash used. For the six months ended June 30, 1999, we expended approximately $65.3 million on construction, compared to $35.2 million for the six months ended June 30, 1998.

         For the six months ended June 30, 1999, net cash provided by financing activities was $46.1 million. This amount primarily consisted of $53.5 million in proceeds from mortgages and notes payable, partially offset by $4.0 million in preferred stock dividend payments and $3.3 million of principal payments on notes. The principal payments primarily related to the payoff of promissory note balances for the hotels sold as part of the sale-leaseback transaction in January 1999. For the six months ended June 30, 1998, net cash provided by financing activities was $10.1 million as the amount of proceeds from mortgages and notes payable exceeded the amount of payments on the notes. These payments primarily related to the payoff of promissory note balances for certain of our hotels pursuant to the sale-leaseback transaction.

         At June 30, 1999, we had five hotels under construction with a total estimated cost of approximately $70.1 million. Our total equity requirement for these properties is $21.4 million, all of which had been funded as of June 30, 1999. At June 30, 1999, we had secured financing on four hotels in the amount of $40.3 million and were processing loans with a third-party lender with respect to the remaining property which, if approved, would provide an estimated $8.4 million of additional financing. Two of the properties under construction are part of a joint venture development agreement we have with Boston Capital Institutional Advisors. These properties represent the first two of the 10 to 15 hotels we plan to develop with Boston Capital.

         In addition to hotels under construction, we had eight properties that we had acquired or were under contract to purchase at June 30, 1999. Of these eight properties, five represent properties we had acquired but not yet placed under construction and three represent properties that we were under contract to purchase. The total project cost for these eight properties is estimated at $87.6 million. As of June 30, 1999, we had incurred costs of approximately $14.8 million on these projects. These costs include land acquisition costs, deposits and fees for surveys, legal services, environmental studies, and architectural drawings. Four of the eight properties have been designated as part of our joint venture development agreement with Boston Capital. In addition, we have a contract with an existing franchisee to sell two of the properties we have acquired. We expect for this transaction to be completed in the third quarter of 1999, however, we are unable to assure that this transaction will be completed.

         We believe that a combination of our cash and cash equivalents, cash from operations, cash from sales of properties, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Promus will be sufficient to provide capital for development of projects currently under construction and operations through June 2000. Substantial capital resources in addition to those discussed above will be necessary for us to continue to develop the properties under contract. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would similarly require additional capital. We are actively considering and/or pursuing a number of financing alternatives, including credit facilities, the issuance of debt and joint ventures. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on our business and results of operations.

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

Impact of the Year 2000 Issue
-----------------------------

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

         3) Hotel property management system - Our initial assessment found our property management system not to be Year 2000 compliant. National Guest Systems has written an upgrade to the IS4 software to make it Year 2000 compliant. This upgrade was installed in the hotels in January of 1999. National Guest Systems has represented to us that the software is now fully compliant. We will perform further testing on this software in phase three of our plan.

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

B. Remediation - As previously mentioned, our assessment indicated that only one of our systems was not Year 2000 compliant. This is our property management software purchased from National Guest Systems. National Guest Systems has since modified the software, adding a four-digit year instead of the two-digit year previously used. This modification has been installed in our hotels and is currently in use. National Guest Systems has represented to us that the software is now fully Year 2000 compliant. No other issues have been detected in any of our systems.

C. Testing - The testing phase of our plan involves actually using the software with dates into the next year and testing the results. During the second quarter of 1999, we began testing on our field systems, including the property management system. As of June 30, 1999, this process was 80% complete. We anticipate completion by September 30, 1999. We believe that this schedule will allow sufficient time to remedy any problems that we identify.

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

         Failure to address the Year 2000 issue by third-party vendors that we rely upon could have a material adverse effect on our business and results of operations. Examples of third-party vendors include utility providers, phone service providers, and banks and data processing providers. Disruptions in the operation of airlines and central reservation systems, as well as a general disruption in the national or regional economy, would also have an adverse impact on our business and results of operations. We are unable to estimate the likelihood or impact of these events.

Impact of New Accounting Standards
----------------------------------

         There have not been any new accounting standards or pronouncements issued that would have an impact on our business and results of operations.

Quantitative and Qualitative Disclosure of Market Risk
------------------------------------------------------

         Our earnings are affected by changes in interest rates as a portion of our outstanding indebtedness is at variable rates based on LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance at June 30, 1999, would change by approximately $15,000. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at June 30, 1999, would change by approximately $1,000.

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

         Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to:

o adverse changes in national or local economic conditions,
o competition from other lodging properties,
o changes in real property tax rates,
o changes in the availability, cost and terms of financing,
o the impact of present or future environmental legislation,
o the ongoing need for capital improvements,
o changes in operating expenses,
o adverse changes in governmental rules and fiscal policies,
o civil unrest,
o acts of God, including earthquakes and other natural disasters (which may result in uninsured losses),
o acts of war, and
o adverse changes in zoning laws.

Certain of these factors are discussed in more detail elsewhere in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              On May 17, 1999, the Company held its 1999 Annual Meeting of Stockholders to elect the Company's board of directors. The number of shares entitled to vote was 9,025,000 shares of the Company's Common Stock, 65,000 shares of the Company's Series A Preferred Stock and 42,000 shares of the Company's Series B Preferred Stock. On an as-converted basis, the total number of shares of Common Stock available to vote was 20,288,158. The total number of shares represented in person or by proxy to vote was 11,403,280. Each of the current directors was re-elected. Messrs. Costley, Cresci, DeBoer, Ferris, Fix, Keltner, Morris, Nielsen, Pados, Perocchi, Salazar and Storey were re-elected with 11,368,285 affirmative votes and 34,995 votes against. No other matters were put to a vote of stockholders at the Annual Meeting.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CANDLEWOOD HOTEL COMPANY, INC.




Date:    August 13, 1999                    By:  /s/  Jack P. DeBoer
                                                 -------------------------------
                                                 Jack P. DeBoer, Chairman
                                                 and Chief Executive Officer



Date:    August 13, 1999                    By:  /s/ Warren D. Fix
                                                 -------------------------------
                                                 Warren D. Fix, Executive Vice
                                                 President and Chief Financial
                                                 Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------
    3.1       Restated Certificate of Incorporation of Candlewood Hotel Company, Inc. (1)
    3.2       Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (11)
    3.3       Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special
              Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A
              Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (3)
    3.4       Certificate of Amendment of Certificate of Designations of Series A Preferred Stock.  (10)
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

   10.20      Third Amendment to Purchase and Sale Agreement and Agreement to
              Lease and Sixth Amendment to Lease Agreement and Incidental
              Documents, dated as of December 23, 1998, by and among Candlewood
              Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW
              II and seventeen entities which are parties thereto. (11)
   10.21      Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT.
              (7)
   10.22      Lease Agreement, dated as of May 21, 1998, by and between HPTCW, as landlord, and Candlewood Leasing
              No. 2, Inc., as tenant. (7)
   10.23      Guaranty Agreement, dated as of May 14, 1998, by Candlewood Hotel Company, Inc. for the benefit of
              HPTCW and HPT. (7)
   10.24      Stock Pledge Agreement, dated as of May 27, 1998, by Candlewood Hotel Company, Inc. for the benefit of HPTCW. (7)
   10.25      Securities Purchase Agreement dated as of June 30, 1998. (10)
   10.26      Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point
              Properties, Inc. (11)
   11.1       Statement re Computation of Per Share Earnings -- not applicable.
   27.1       Financial Data Schedule.

-------------

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