Form 10-Q
period 1999-09-30
CANDLEWOOD HOTEL CO INC
filed 1999-11-12
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ____________________


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


                      8621 E. 21st Street North, Suite 200
                              Wichita, Kansas 67206
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

           Class                                Outstanding at November 11, 1999
----------------------------                    --------------------------------
Common Stock, $.01 par value                              9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at September 30, 1999
               and December 31, 1998                                           3

           Consolidated Statements of Operations for the three
               and nine months ended September 30, 1999 and 1998               4

           Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1999 and 1998                        5

           Notes to Consolidated Financial Statements                       6-11

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12-22

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
          (in thousands, except par value, stated value and share data)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                 1999              1998
                                                              -------------    ------------
                                                              (UNAUDITED)
ASSETS

Investment in hotels completed and under construction:
      Hotels completed                                         $ 225,717        $ 150,401
      Hotels under construction                                   46,627           67,447
      Other costs                                                  4,296           16,591
                                                               ---------        ---------
                                                                 276,640          234,439
      Accumulated depreciation and amortization                   (6,716)          (1,907)
                                                               ---------        ---------
      Net investment in hotels                                   269,924          232,532

Cash and cash equivalents (including $4,854 and $521 of
  restricted cash, respectively)                                  18,729           23,155
Deposits                                                          26,334           23,847
Accounts and other receivables                                     6,594            3,566
Other assets                                                      16,978           10,258
                                                               ---------        ---------

              Total assets                                     $ 338,559        $ 293,358
                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages and notes payable                                    $ 179,001        $ 114,742
Accounts payable and other accrued expenses                       26,278           40,277
Deferred gain on sale of hotels                                   17,876           16,771
Other liabilities                                                  1,160            1,449
                                                               ---------        ---------
              Total liabilities                                  224,315          173,239

Redeemable, convertible, cumulative preferred stock
       ("Series A"), $1,000 stated value, 65,000
       shares authorized and outstanding, net of
       offering costs                                             61,339           61,339

Redeemable, convertible, cumulative preferred stock
       ("Series B"), $1,000 stated value, 42,000
       shares authorized and outstanding, net of
       offering costs                                             39,350           39,398

Stockholders' equity:
      Common stock, $.01 par value, 100,000,000 shares
         authorized, 9,025,000 issued and outstanding                 90               90
      Additional paid-in capital                                  35,270           35,270
      Accumulated deficit                                        (21,805)         (15,978)
                                                               ---------        ---------
              Total stockholders' equity                          13,555           19,382
                                                               ---------        ---------

              Total liabilities and stockholders' equity       $ 338,559        $ 293,358
                                                               =========        =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)


                                                         For the Quarter Ended                For the Nine-Months Ended
                                                   ---------------------------------      --------------------------------
                                                   September 30,       September 30,      September 30,      September 30,
                                                        1999               1998               1999               1998
                                                   -------------       -------------      -------------      -------------
REVENUES:

Hotel operations                                    $    29,585        $    14,120        $    77,758        $    31,367
Other income                                                538                106                981                394
                                                    -----------        -----------        -----------        -----------
    Total hotel operating revenues                       30,123             14,226             78,739             31,761

Proceeds from sale of hotels, net of deferred
  gain of $2,317 and 9,130, respectively                     --             30,216             24,283            134,730
Deferred gain recognition on sales of hotels                395                104                904                298
                                                    -----------        -----------        -----------        -----------
     Total revenues                                      30,518             44,546            103,926            166,789
                                                    -----------        -----------        -----------        -----------

OPERATING COSTS AND EXPENSES:

Hotel operating expenses                                 15,609              7,478             43,753             17,545
Corporate operating expenses                              1,067                776              3,535              2,513
Rent expense on leased hotels                             6,227              3,662             18,581              7,708
Hotel opening costs                                         208                 --              1,005                 --
Abandoned site costs                                         --                 43                863                 43
Depreciation and amortization                             2,364              1,232              5,959              2,031
                                                    -----------        -----------        -----------        -----------
     Total operating costs and expenses                  25,475             13,191             73,696             29,840

Cost of hotels sold                                          --             30,216             24,283            134,730
                                                    -----------        -----------        -----------        -----------
                                                          5,043              1,139              5,947              2,219

Interest income                                             171                451                763                937
Interest expense                                         (3,099)                --             (6,513)               (38)
                                                    -----------        -----------        -----------        -----------
     Income (loss) before income taxes                    2,115              1,590                197              3,118

Income tax                                                   --               (636)                --               (866)
                                                    -----------        -----------        -----------        -----------
     Income (loss) before preferred dividends             2,115                954                197              2,252

Preferred stock dividends                                (2,023)            (1,898)            (6,003)            (4,315)
                                                    -----------        -----------        -----------        -----------
     Net income (loss) available to common
          stockholders                              $        92        $      (944)       $    (5,806)       $    (2,063)
                                                    ===========        ===========        ===========        ===========

Net income (loss) per share of common
     stock - basic and diluted                      $      0.01        $     (0.10)       $     (0.64)       $     (0.23)
                                                    ===========        ===========        ===========        ===========

Weighted average shares
     outstanding - basic and diluted                  9,025,000          9,025,000          9,025,000          9,025,000
                                                    ===========        ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                         Nine months Ended   Nine months Ended
                                                        September 30, 1999   September 30, 1998
                                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                           $     197           $   2,252
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                              5,959               2,031
     Deferred gain recognition on sales of hotels                (904)               (298)
     Abandoned site costs                                         863                  43

     Change in:
       Hotels completed and under construction -
         held for sale                                         20,776               4,653
       Deposits                                                (2,487)            (12,466)
       Accounts receivable                                     (3,796)             (2,377)
       Opening costs                                              718              (2,115)
       Other assets                                            (5,343)             (1,526)
       Accounts payable and other accrued expenses             (1,733)              3,278
       Deferred gain on sale of hotels                          2,009               6,195
       Other liabilities                                          (84)              1,137
                                                            ---------           ---------
         Net cash provided by operating activities             16,175                 807
                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for hotels completed and under
  Construction                                                (89,041)            (71,606)
Change in site acquisition costs                               10,714             (10,819)
Purchase of intangible assets                                    (256)                (38)
                                                            ---------           ---------
         Net cash used in investing activities                (78,583)            (82,463)
                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from mortgages and notes payable                      67,613             111,028
Payments on mortgages and notes payable                        (3,354)            (78,892)
Net proceeds from issuance of preferred stock                      --              39,312
Preferred stock dividends                                      (6,024)             (4,919)
Other liabilities                                                (205)               (207)
Expenditures for private placement                                (48)                 --
                                                            ---------           ---------
         Net cash provided by financing activities             57,982              66,322
                                                            ---------           ---------

Net decrease in cash and cash equivalents                      (4,426)            (15,334)
Cash and cash equivalents at beginning of period               23,155              35,355
                                                            ---------           ---------
Cash and cash equivalents at end of period                  $  18,729           $  20,021
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

     Other Costs

         Other costs consist of acquisition costs. Acquisition costs are costs related to the acquisition of property sites. These costs are added to the costs of the hotels under construction when the site is acquired and construction at the hotel begins. Costs associated with a particular site are expensed to operations when the Company determines it will no longer pursue the site acquisition.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

C. Cash Equivalents

         The Company considers all highly liquid assets with a maturity of three months or less when purchased to be cash equivalents.

D. Restricted Cash

         Restricted cash represents cash that, under the terms of certain letters of credit, has been set aside for pending land acquisitions. These funds are applied as payments upon the closing of escrow of related acquisitions. Additional restricted cash includes funds held in escrow pending sale of certain properties.

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

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

         The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments is as follows:


Nine months ended September 30, 1999
-----------------------------------------------------------------------------------------
(In thousands)                                   Operation of     Sale of
                                                    hotels         Hotels         Total
                                                 ------------     --------       --------
Revenues from external customers                   $ 78,739       $ 24,283       $103,022
Interest expense                                      6,513             --          6,513
Depreciation expense                                  5,477             --          5,477
Segment profit                                       10,928            904         11,832

Hotels assets:
   Hotels completed and under construction          272,344             --        272,344
   Trade accounts receivable                          3,583          2,803          6,386


Nine months ended September 30, 1998
-----------------------------------------------------------------------------------------
(In thousands)                                   Operation of     Sale of
                                                    hotels         Hotels         Total
                                                 ------------     --------       --------
Revenues from external customers                   $ 31,761       $134,730       $166,491
Interest expense                                         38             --             38
Depreciation expense                                  1,830             --          1,830
Segment profit                                        4,678            298          4,976

Hotels assets:
   Hotels completed and under construction          168,687         40,000        208,687
   Trade accounts receivable                          1,371          2,947          4,318

         Corporate expenses account for the difference between segment profit and net income. These expenses are not specific to the Company's reportable segments.

H. Hotel Opening Costs

         Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training hotel personnel, such as travel, compensation and relocation.

         During the fourth quarter of 1998, the Company elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires that hotel opening costs be expensed as incurred.

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

K. Investments in Joint Ventures

         The Company owns certain investments in joint ventures that it accounts for under the equity method of accounting. As of September 30, 1999, the Company had $2.3 million of investment in joint ventures. This amount is included in other assets on the balance sheet. The operations of the ventures are not significant as of September 30, 1999; therefore, no equity income or loss has been reflected in the Company's financial statements. Additionally, $15.7 million has been incurred on projects that the Company intends to contribute to a joint venture. This amount is included in hotels under construction on the balance sheet.

Note 2:  Mortgages and Notes Payable

         As of September 30, 1999, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 30 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (8.77% to 9.63% as of September 30, 1999). Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and provides for two 12-month extension periods. Maturity dates currently range from March 2001 to September 2003. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 1999, $151.2 million was outstanding under these 30 building loan agreements.

         The Company has entered into loan agreements with various local and regional banks for financing on four of the Company's hotels. Each of the agreements was entered into by wholly owned subsidiaries of the Company that own the related hotel and land. Interest on the loans is payable monthly at either a fixed or variable rate per annum depending on the note. As of September 30, 1999, interest on the loans ranged from 7.90% to 9.50% with maturity dates ranging from February 2000 to May 2001. Principal amortization payments are made monthly and based on terms ranging from 20 to 25 years. These payments will continue until maturity. Each of the loans may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on the original amortization term. Amounts borrowed under the loans are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to the bank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 1999, $12.8 million was outstanding under these notes.

         The Company had $15.0 million in unsecured indebtedness outstanding as of September 30, 1999 with Promus Hotel Corporation, evidenced by two promissory notes. Interest is payable quarterly at 15%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001 and July 2002, respectively.

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

Note 3:  Redeemable, Convertible, Cumulative Preferred Stock

General

         The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At September 30, 1999, as more fully described below, the Company had 65,000 and 42,000 shares of Series A and Series B redeemable preferred stock, respectively, issued and outstanding.

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

         The Series A Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, dividends are paid quarterly, up to the date of conversion, when and if declared by the board of directors.

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

         The Company received cash at the close of escrow for hotels sold. The lease term for the noncancelable operating leases is approximately 14 years for the 17 hotels in the first transaction and 13 years for the 17 hotels in the second transaction, with all leases expiring on December 31, 2011. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

         The agreements also provide for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place a deposit with HPT equal to 5% of the purchase price, upon the initial closing of each transaction. The deposit will be refunded to the Company when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. The deposit is charged to cost of sales as the hotels are sold. Upon attainment of the required coverage ratios, the portion of the deposit refunded to the Company will be recognized in income beginning in the period such funds, if any, are received.

         As of September 30, 1999, the Company had completed the sale of all 34 hotels. The cumulative sales price for the three hotels sold in 1999 was $26.6 million with a total deferred gain on the sale of the hotels of $2.3 million. The cumulative sales price for the 34 hotels sold to HPT was $260.9 million with a total gain on the sales of the hotels of $19.3 million, of which $17.9 million is deferred as of September 30, 1999. Such gain has been deferred and will be recognized in income as noted in the Company's accounting policies (Note 1). The Company has recognized $904,000 of deferred gain in income in 1999. Sale proceeds, net of the deferred gain and related cost of the Hotels sold, are presented on the statement of operations.

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

1999 Year to Date Hotel Openings:

                                                                   1999
                                               ---------------------------------------------
                                  As of                                           As of
                               December 31,                                    September 30,
                                  1998         1st Qtr.   2nd Qtr.   3rd Qtr.      1999
                               ------------    --------   --------   --------  -------------
Open Hotels
   Company - Operated               53             5          5         1           64
   Franchised                        9             1         --        --           10
                                   ---           ---        ---       ---          ---
Total                               62             6          5         1           74
                                   ===           ===        ===       ===          ===


         We opened one company-operated hotel in the third quarter of 1999 in Miami, Florida.

Development Comparison:

                                                       Number of Hotels
                                                      As of September 30,
                                                ------------------------------
                                                                    Increase /
                                                1999       1998     (Decrease)
                                                ----       ----     ----------
         Open Hotels
            Company - Operated                   64         38          26
            Franchised                           10          7           3
                                                ---        ---         ---
         Total                                   74         45          29

         Under Construction
            Company - Owned                       3         27         (24)
            Joint Venture                         6         --           6
            Franchised                            3          3          --
                                                ---        ---        ----
         Total                                   12         30         (18)

         Properties Owned
            Company - Owned                       1          4          (3)

         Under Contract
            Company - Owned                       1         28         (27)

         At the end of 1998, we had a total of 53 company-operated hotels and nine franchised hotels located in 26 different states. At September 30, 1999, we had a total of 64 company-operated hotels and 10 franchised hotels in operation located in 29 different states. In addition, at September 30, 1999, we had a total of three company-owned hotels, six joint venture hotels and three franchise hotels under construction. Our portfolio also included one parcel of undeveloped property that we had acquired previous to the third quarter of 1999. We are attempting to secure financing for the development of this property. As of September 30, 1999, we had one new development site under contract on which we were performing market-feasibility due diligence. The contracts into which we enter for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale. We have the right to terminate each contract if we are not satisfied with the results of the investigations and due diligence. We are unable to assure that we will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget. In addition, if we abandon a contract, we may write-off certain costs that would otherwise be capitalized. For the nine months ended September 30, 1999 we have written off $863,000 of costs on development projects we abandoned, all of which was written off in the second quarter. We intend to continue developing additional hotels through either new construction or acquisition of existing properties and are evaluating various financing arrangements. We are unable to assure such development opportunities or the related financing will be available and, if available, under terms acceptable to us. We will continue to perform periodic evaluations of our development projects and make adjustments to our development strategy as warranted.

         We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. During the past six months, we have assembled an experienced franchise sales team to lead our efforts in this area. During the quarter ended September 30, 1999, we received 12 franchise applications and entered into six franchise agreements. We are unable to assure that we will enter into any additional franchise agreements or that franchisees will complete the development and construction of hotels.

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

         The following table sets forth our operating property portfolio as of September 30, 1999 and 1998:

                                  Number of Hotels                             Number of Rooms
                                    September 30,                               September 30,
                                 -------------------                         -------------------
                                 1999           1998         Increase        1999           1998         Increase
                                 ----           ----         --------        -----          -----        --------
Company Operated:
   Company Owned                  30             13             17           3,530          1,455          2,075
   Leased                         34             25              9           3,893          2,777          1,116
                                 ---            ---            ---           -----          -----          -----
        Total                     64             38             26           7,423          4,232          3,191

Franchised                        10             7              3            1,118            813            305
                                 ---            ---            ---           -----          -----          -----
Total System                      74             45             29           8,541          5,045          3,496
                                 ===            ===            ===           =====          =====          =====

         Our results are dependent upon our revenue per available room (RevPAR) which is a function of occupancy and room rate. Accordingly, we intend to remain focused on occupancy levels at each of our hotels until such time as the occupancy levels reach stabilization. Due to our rapid expansion, the overall occupancy rate has been negatively impacted by the lower occupancy typically experienced during the ramp-up period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Once our hotels' occupancy levels have stabilized, we review the nightly pricing rates of our hotels. We believe that this practice is a prevailing standard in the lodging industry.

RESULTS OF OPERATIONS

Comparison of fiscal quarters ended September 30, 1999 and 1998

     Hotel Operations

     Hotel Operations Revenue

         Hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone, vending and pay per view movie rental), totaled $29.6 million for the quarter ended September 30, 1999, compared to $14.1 million for the quarter ended September 30, 1998. The increase in revenue reflects the increase in the number of hotels in operation during the third quarter of 1999 as compared to the third quarter of 1998. The following table sets forth our operating statistics for the three months ended September 30, 1999 and 1998:

                                           For the three
                                           months ended
                                           September 30,
                                        -------------------
                                         1999         1998       Change
                                        ------       ------      ------
 Occupancy                                72.1%        70.6%       1.5%
 Average Daily Rate                     $58.39       $54.26      $4.13
 Revenue per available room             $42.13       $38.31      $3.82

         Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 72.1% for the quarter ended September 30, 1999, compared to 70.6% for the quarter ended September 30, 1998. Occupancy in the third quarter was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. The overall increase in the occupancy rate was partially offset by a decrease in occupancy as a result of our efforts to increase room rates at some of our more established properties. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

         The average daily room rate for the quarter ended September 30, 1999 was $58.39, compared to $54.26 for the quarter ended September 30, 1998. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The increase in average daily rate was largely due to increases in rates charged at previously opened properties and higher introductory rates for new hotel openings. Other factors that influenced average daily room rates included:

         o stays of less than one week, which are charged at a higher nightly rate,

         o  higher rates for our one-bedroom suites, and

         o  higher rates in certain hotel locations.

         Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $42.13 for the quarter ended September 30, 1999, compared to $38.31 for the quarter ended September 30, 1998.

         We cannot predict whether current occupancy and room rates can be maintained. Future occupancy and room rates may be impacted by a number of factors including:

         o  the number and geographic location of new hotels,

         o  the season in which new hotels open,

         o  competition,

         o  market acceptance of our hotels, and

         o  general economic conditions.

         We consider a property to have completed its ramp-up phase somewhere between six and twelve months following hotel opening. The ramp-up phase is dependent on the supply and demand characteristics of individual markets as well as the effectiveness of our local sales efforts. The following table sets forth the performance of company-operated hotels open greater than 12 months as of July 1, 1999 and 1998:

                                   For the three
                                   months ended
                                   September 30,
                                 -----------------
                                  1999       1998     Change
                                 ------     ------    ------
Number of hotels                  33          5         28
Average age (in months)           18.5       16.2        2.3
Occupancy                         73.1%      79.6%      (6.5)%
Average Daily Rate               $59.00     $51.58     $ 7.42
Revenue per available room       $43.14     $41.04     $ 2.10

         Occupancy for the 33 hotels open at least one year as of July 1, 1999, compared to the five hotels open at least one year as of July 1, 1998, declined by 6.5 percentage points. This decline was due in large part to our efforts to increase room rates. The average daily room rate increased by 14.4% while the average occupancy rate decreased by 8.2% from the same quarter in 1998. Despite the decline in occupancy rates, revenue per available room increased by 5.2% for the quarter ended September 30, 1999, compared to the quarter ended
September 30, 1998.

     Hotel Operating Expenses

         Hotel operating expenses for the quarter ended September 30, 1999 totaled $15.6 million, compared to $7.5 million for the quarter ended September 30, 1998. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the increased number of hotels in operation during the third quarter of 1999 as compared to the third quarter of 1998.

     Rent Expense on Leased Hotels

         We incurred rent expense in the third quarter of 1999 of $6.2 million for the 34 hotels leased as of September 30, 1999, compared to $3.7 million of expense in the third quarter of 1998 for the 25 hotels leased as of September 30, 1998. The increase in rent expense reflects the sale and leaseback of nine additional hotels since September 30, 1998 and the pro-rated effect on rent expense of the timing of previous hotel sales transactions.

     Hotel Opening Costs

         Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. During the fourth quarter of 1998, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening costs to be expensed as incurred. Prior to adoption of SOP 98-5, we capitalized and amortized opening costs using the straight-line method over a period of twelve months. Amortization expense on opening costs for 1998 is included in depreciation and amortization on the statement of operations. Opening costs for the quarter ended September 30, 1999 totaled $208,000. There was no opening cost expensed for the quarter ended September 30, 1998; however, we did record $554,000 of amortization expense in the quarter for opening costs that had been capitalized. The remaining unamortized hotel opening costs were expensed in full in December 1998, as a result of our adoption of SOP 98-5.

     Hotel Depreciation and Amortization

         Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended September 30, 1999 totaled $2.2 million, compared to $1.2 million for the quarter ended September 30, 1998. Depreciation and amortization expense for the quarter ended September 30, 1998 included amortization of capitalized opening costs prior to the adoption of SOP 98-5. The increase in depreciation and amortization expense in the third quarter of 1999, compared to 1998, was a result of the increase in the number of company-owned hotels in operation. In accordance with generally accepted accounting principles, the

Company does not depreciate assets held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

     Corporate Operations

     Other Income

         Other income for the quarter ended September 30, 1999 totaled $538,000, compared to $106,000 for the quarter ended September 30, 1998. Other income consists primarily of franchise fees and royalty fees from franchise hotels and management fees received from managed hotels. At September 30, 1999, we had 10 franchised hotels in operation, compared to seven hotels at September 30, 1998. The growth in other income in 1999, compared to 1998, reflects an increase in franchise fee, royalty fee and management fee income.

         We did not sell any hotels in the third quarter of 1999; however, we did recognize gain on hotels that were previously sold. For the quarter ended September 30, 1999, we recognized $395,000 of gain on hotels sold, compared to $104,000 in the quarter ended September 30, 1998.

     Corporate Operating Expenses

         Corporate operating expenses for the quarter ended September 30, 1999 totaled $1.1 million, compared to $776,000 for the quarter ended September 30, 1998, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 1999 is due to the expansion of our franchise sales and service team and increases in general personnel and field information system support costs. These increases were needed to launch our franchise sales program and provide support and services to the increased number of hotels in operation.

     Abandoned Site Costs

         We did not realize any abandoned site costs in the quarter ended September 30, 1999. For the quarter ended September 30, 1998, we recorded $43,000 in abandoned site costs. Abandoned site costs represent costs related to certain development sites that we have decided not to develop.

     Corporate Depreciation and Amortization

         Depreciation and amortization applicable to corporate operations for the quarter ended September 30, 1999 totaled $182,000 compared to $77,000 for the quarter ended September 30, 1998. The increase in depreciation and amortization reflects the leasehold improvements and furnishings purchased in 1999 for new corporate offices and the depreciation of new systems hardware and peripheral equipment. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights, trademarks) is computed using the straight-line method over the life of the corresponding asset.

     Interest Income and Expense

         We earned $171,000 of interest income for the quarter ended September 30, 1999, compared to $451,000 for the quarter ended September 30, 1998. Interest income for the quarter ended September 30, 1998 resulted primarily from the temporary investment of proceeds received from the sale-leaseback transaction.

         We had interest expense, net of capitalized interest, of $3.1 million for the quarter ended September 30, 1999. There was no interest expense recorded in the third quarter of 1998 as interest was capitalized as part of our development activity. The interest expense for the quarter ended September 30, 1999 was a direct result of the slowdown in our development activity during the third quarter of 1999. We had fewer projects under construction in the third quarter of 1999 thereby limiting the amount of interest that could be capitalized.

     Sales of Hotels

         As of September 30, 1999, we have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in 1998 and 1999. The following table sets forth the activity for the three months ended September 30, 1999 and September 30, 1998 (in thousands, except number of hotels):

                                                For the three months
                                                      ended
                                                  September 30,
                                               ----------------------
                                                1999            1998
                                               ------         -------
 Number of hotels sold - quarter                   --               4
 Proceeds from sales of hotels,
   net of deferred gain                        $   --         $30,216

 Rent expense on leased hotels                 $6,227         $ 3,662
 Gain recognized into earnings                 $  395         $   104

Comparison of nine months ended September 30, 1999 and 1998

     Hotel Operations

     Hotel Operations Revenue

         For the nine months ended September 30, 1999, hotel operations revenue totaled $77.8 million, compared to $31.4 million for the nine months ended September 30, 1998. The increase in revenue reflects the increase in the number of hotels in operation during the nine months ended September 30, 1999. The following table sets forth our operating statistics for the nine months ended September 30, 1999 and 1998:

                                          For the nine
                                          months ended
                                          September 30,
                                       ---------------------
                                        1999           1998        Change
                                       ------         ------       ------
 Occupancy                              67.0%          67.6%        (0.6)%
 Average Daily Rate                    $59.22         $53.79       $ 5.43
 Revenue per available room            $39.68         $36.36       $ 3.32

         Average occupancy rate was 67.0% for the nine months ended September 30, 1999, compared to 67.6% for the nine months ended September 30, 1998. In 1999, we made an effort to increase rates in certain markets. As a result, the occupancy rate at certain of our hotels has been negatively impacted. The negative impact associated with the increase in pricing was largely offset by the increasing occupancy of hotels that had completed or were near completion of their ramp-up phase.

         For the nine months ended September 30, 1999, our average daily rate was $59.22, compared to $53.79 for the nine months ended September 30, 1998. The increase in average daily rate was largely due to increases in rates charged at previously opened properties and higher introductory rates for new hotel openings. Revenue per available room was $39.68 for the nine months ended September 30, 1999, compared to $36.36 for the nine months ended September 30, 1998.

         The following table sets forth the performance for the nine months ended September 30, 1999 and September 30, 1998 of hotels open greater than 12 months as of July 1, 1999 and 1998:

                                          For the nine
                                          months ended
                                          September 30,
                                       -------------------
                                        1999         1998       Change
                                       -------      ------      -------
 Number of hotels                       33            5           28
 Average age (in months)                18.5         16.2         2.3
 Occupancy                              70.2%        74.1%       (3.9)%
 Average Daily Rate                    $60.28       $51.19       $9.09
 Revenue per available room            $42.34       $37.92       $4.42

         Occupancy for the 33 hotels open at least one year as of July 1, 1999, compared to the five hotels open at least one year as of July 1, 1998, declined by 3.9 percentage points. This decline was due in large part to our efforts to increase room rates. The average daily room rate increased by 17.8% while the average occupancy rate decreased by 5.3% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Despite the decline in occupancy rates, revenue per available room increased by 11.7% in 1999 over the same nine-month period in 1998.

     Hotel Operating Expenses

         Hotel operating expenses for the nine months ended September 30, 1999 totaled $43.8 million, compared to $17.5 million for the nine months ended September 30, 1998. The increase in hotel operating expenses was largely due to the increased number of hotels in operation at September 30, 1999.

     Rent Expense on Leased Hotels

         For the nine months ended September 30, 1999, we incurred rent expense of $18.6 million for leased hotels, compared to $7.7 million for the nine months ended September 30, 1998. The increase in rent expense reflects the sale and leaseback of nine additional hotels since September 30, 1998 and the pro-rated effect on rent expense of the timing of previous hotel sales transactions.

     Hotel Opening Costs

         For the nine months ended September 30, 1999, opening costs totaled $1.0 million. There was no opening cost expensed for the nine months ended September 30, 1998; however, we did record $833,000 of amortization expense in the period for opening costs that had been capitalized. The remaining unamortized hotel opening costs were expensed in full in December 1998, as a result of our adoption of SOP 98-5.

     Hotel Depreciation and Amortization

         Depreciation and amortization expense applicable to hotel operations for the nine months ended September 30, 1999 totaled $5.5 million, compared to $1.8 for the nine months ended September 30, 1998. Depreciation and amortization expense for 1998 included amortization of capitalized opening costs prior to the adoption of SOP 98-5. The increase in depreciation and amortization expense for the nine months ended September 30, 1999, compared to 1998, was a result of the increase in the number of company-owned hotels in operation during the nine months ended September 30, 1999.

     Corporate Operations

     Other Income

         Other income for the nine months ended September 30, 1999 totaled $1.0 million, compared to $394,000 for the nine months ended September 30, 1998. The growth in other income in 1999, compared to 1998, reflects an increase in royalty, franchise fee and management fee income.

         In addition, during the first quarter of 1999, we sold three additional hotels as part of a sale-leaseback transaction. The total sales price for these hotels was $26.6 million. A deferred gain of $2.3 million was recorded on the sales. For the nine months ended September 30, 1999, we recognized $904,000 of gain on hotels sold, compared to $298,000 for the nine months ended
September 30, 1998.

     Corporate Operating Expenses

         For the nine months ended September 30, 1999, corporate operating expenses totaled $3.5 million, compared to $2.5 million for the nine months ended September 30, 1998. The increase in 1999 is due to the expansion of our franchise sales and service team and increases in general personnel and field information system support costs. These increases were needed to launch our franchise sales program and provide support and services to the increased number of hotels in operation.

     Abandoned Site Costs

         Abandoned site costs totaled $863,000 for the nine months ended September 30, 1999, compared to $43,000 for the nine months ended September 30, 1998.

     Corporate Depreciation and Amortization

         Depreciation and amortization applicable to corporate operations totaled $482,000 for the nine months ended September 30, 1999, compared to $200,000 for the nine months ended September 30, 1998. The increase in depreciation and amortization reflects the leasehold improvements and furnishings purchased in 1999 for new corporate offices and the depreciation of new systems hardware and peripheral equipment.

     Interest Income and Expense

         Interest income totaled $763,000 for the nine months ended September 30, 1999, compared to $937,000 for the nine months ended September 30, 1998. Interest income for both nine-month periods resulted primarily from the short-term investment of excess funds received from the sale-leaseback transaction and net proceeds from the Series B Preferred Stock offering.

         Interest expense, net of capitalized interest, totaled $6.5 million for the nine months ended September 30, 1999, compared to $38,000 for the nine months ended September 30, 1998. The increase in interest expense was the result of the slowdown in our development activity during 1999. We began construction of fewer projects in 1999 thereby limiting the amount of interest that could be capitalized.

     Sales of Hotels

         As of September 30, 1999, we have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in 1998 and 1999. The following table sets forth the activity for the nine months ended September 30, 1999 and September 30, 1998 (in thousands, except number of hotels):

                                              For the nine months ended
                                                    September 30,
                                              -------------------------
                                                1999            1998
                                              --------        ---------
 Number of hotels sold - nine months                 3              20
 Number of hotels sold - total                      34              25
 Proceeds from sales of hotels, net
   of deferred gain                            $24,283        $134,730

 Rent expense on leased hotels                 $18,581        $  7,708
 Gain recognized into earnings                 $   904        $    298

Liquidity and Capital Resources

         We had cash and cash equivalents of $18.7 million at September 30, 1999, compared to $20.0 million at September 30, 1998. Net cash provided by operating activities totaled $16.2 million for the nine months ended September 30, 1999, compared to $807,000 for the nine months ended September 30, 1998. The primary sources of cash for the nine-month period ended September 30, 1999 were $197,000 of net income from operations, a reduction of $20.8 million in the amount of hotels held for sale, an increase of $2.0 million in deferred gain on sale of hotels, and $6.0 million of non-cash depreciation and amortization expense. Uses of cash consisted primarily of a $5.3 million increase in other assets, an increase of $3.8 million in accounts and other receivables, a $2.5 million increase in the amount of deposits, and a decrease of $1.7 million in accounts payable and accrued expenses. The primary sources of cash for the nine month period ended September 30, 1998 were $2.3 million in net income from operations, an increase of $6.2 million in deferred gain on sale of hotels and a reduction of $4.7 million in the amount of hotels held for sale. Additional sources of cash were the $3.3 million increase in accounts payable and accrued expenses and $2.0 million of non-cash depreciation and amortization expense. The 1998 sources of cash were partially offset by an increase of $12.5 million in the amount of deposits pursuant to the sale-leaseback transaction, a $2.4 million increase in accounts receivable, and a $2.1 million increase in pre-opening costs.

         Net cash used in investing activities for the nine months ended September 30, 1999 totaled $78.6 million, compared to $82.5 million for the nine months ended September 30, 1998. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, acquisition costs for properties under contract, and the costs of hotels sold accounted for the majority of the cash used. For the nine months ended September 30, 1999, we expended approximately $89.0 million on construction, compared to $71.6 million for the nine months ended September 30, 1998.

         For the nine months ended September 30, 1999, net cash provided by financing activities was $58.0 million. This amount primarily consisted of $67.6 million in proceeds from mortgages and notes payable, partially offset by $6.0 million in preferred stock dividend payments and $3.4 million of principal payments on notes. The principal payments primarily related to the payoff of promissory note balances for the hotels sold as part of the sale-leaseback transaction in January 1999. For the nine months ended September 30, 1998, net cash provided by financing activities was $66.3 million as the amount of proceeds from mortgages and notes payable exceeded the amount of payments on the notes. These payments primarily related to the payoff of promissory note balances for certain of our hotels pursuant to the sale-leaseback transaction. During the year 2000, two of our notes mature. The aggregate amount of these notes at September 30, 1999 is $5.0 million. Provisions within the loan agreements allow us to extend these notes for one year.

         At September 30, 1999, we had three company-owned hotels under construction with a total estimated cost of approximately $62.0 million. We have secured financing on all three hotels. As of September 30, 1999, we had incurred costs of approximately $27.2 million on these projects. Under terms of the financing, our total equity requirement for these properties is $17.5 million, $16.1 million of which had been funded as of September 30, 1999. In addition to the company-owned hotels under construction, at September 30, 1999 we owned one property on which construction had not begun. We are attempting to secure financing for this project.

         We had six hotels under construction at September 30, 1999 as part of our joint venture development agreement with Boston Capital Institutional Advisors. The total estimated cost of construction for these six hotels is $64.7 million. As of September 30, 1999, we had incurred costs of approximately $15.7 million on these projects. These costs include land acquisition costs, deposits and fees for surveys, legal services, environmental studies, and architectural drawings. Our total equity requirement per the loan agreements for these six hotels is $7.3 million, all of which had been funded as of September 30, 1999. In addition, we have one joint venture property under contract at September 30, 1999 with an estimated total project cost of $9.8 million.

         We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Promus Hotel Corporation will be sufficient to provide capital for development of projects currently under construction, payment of preferred dividends and operations through December 2000. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would similarly require additional capital. We are actively considering and/or pursuing a number of financing alternatives, including credit facilities, the issuance of debt and joint ventures which are necessary to provide the capital needed to build or acquire additional hotels. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on our business and results of operations.

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

A. Assessment - We have completed our assessment of all systems, both information technology and non-information technology, that could be significantly affected by the Year 2000 issue. The results of the assessment of our systems are as follows:

         (1) Our core financial systems - All hardware and software were replaced in 1998 as part of the successful implementation of a new accounting system. The new system has been certified to be fully compliant with the Year 2000 issue by the vendor.

         (2) Other corporate office systems - These systems include the local area network, phone systems, E-mail, imaging systems, word processing, spreadsheets, and scheduling software. All of these systems have been evaluated, tested and found to be in compliance.

         (3) Hotel property management system - Our initial assessment found our property management system not to be Year 2000 compliant. National Guest Systems has written an upgrade to the IS4 software to make it Year 2000 compliant. This upgrade was installed in the hotels in January of 1999. National Guest Systems has represented to us that the software is now fully compliant.

         (4) Other hotel systems purchased from third-party vendors - These systems include the elevators, voice mail, energy management and HVAC system, phone switches, room key systems, fire and security systems, and any other equipment or systems that have an "embedded" chip that records the date. We have requested and obtained written verification from all of our major vendors that their product is Year 2000 compliant. Furthermore, the plans given to our contractors specify that all systems are Year 2000 compliant.

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

C. Testing - The testing phase of our plan involved actually using the software with dates into the next year and testing the results. We successfully completed our testing of corporate office and field operations systems, including the property management system, in the third quarter and did not encounter any problems or issues.

D. Implementation - We have remedied any Year 2000 issues that we have identified and tested the modifications made to ensure all systems are Year 2000 compliant.

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

Quantitative and Qualitative Disclosure of Market Risk

         Our earnings are affected by changes in interest rates as a portion of our outstanding indebtedness is at variable rates based on LIBOR. For each interest rate change of .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance at September 30, 1999, would change by approximately $16,400. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. For each interest rate change of .01 percent, the market value of our short-term investments, based on the outstanding balance at September 30, 1999, would change by approximately $1,300.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Investors are cautioned that certain statements contained in this Form 10-Q as well as some of our statements in periodic press releases and some oral statements of our officials during presentations about the company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "anticipates," "estimates," "expects" or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we have no specific intention to update these statements.

         Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to:

         o  the market acceptance of the Candlewood brand,

         o  the ability to attract and retain franchisees,

         o the risk that signed franchise agreements may not result in the construction or opening of hotels,

         o the ability to maximize revenue per available room through the management of occupancy and rate,

         o  the ability to attract and retain quality personnel,

         o  operating performance of the Company's hotels,

         o  adverse changes in national or local economic conditions,

         o  competition from other lodging properties,

         o  changes in real property tax rates,

         o  changes in the availability, cost and terms of financing,

         o  the impact of present or future environmental legislation,

         o  the ongoing need for capital improvements,

         o  adverse changes in governmental rules and fiscal policies,

         o  adverse changes in zoning laws,

         o  civil unrest,

         o acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), and

         o  acts of war.

Certain of these factors are discussed in more detail elsewhere in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CANDLEWOOD HOTEL COMPANY, INC.


Date: November 11, 1999              By: /s/ Jack P. DeBoer
                                         ---------------------------------------
                                         Jack P. DeBoer, Chairman
                                         and Chief Executive Officer



Date: November 11, 1999              By: /s/ Warren D. Fix
                                         ---------------------------------------
                                         Warren D. Fix, Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                      Description
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


Exhibit
Number                                      Description
-------                                     -----------
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

  10.25       Securities Purchase Agreement dated as of September 30, 1998. (10)

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