Form 10-K
period 1999-12-31
CANDLEWOOD HOTEL CO INC
filed 2000-03-28
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-12708


                         CANDLEWOOD HOTEL COMPANY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                    48-1188025
      -------------------------------                    -------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

          8621 East 21st Street North, Suite 200, Wichita, Kansas 67206
-------------------------------------------------------------------------------
             (Address of principal executive offices and Zip Code)

             Registrant's telephone number, including area code:
-------------------------------------------------------------------------------
                                (316) 631-1300

         Securities registered pursuant to Section 12(b) of the Act:
-------------------------------------------------------------------------------
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------------------------------------------
                         Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No
             -----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000 was $13,260,462 based on the closing sales price of such stock on such date.

         The number of shares outstanding of the registrant's common stock, as of March 20, 2000 was 9,025,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by this reference into
Part III as set forth herein.

                                     PART I


ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

         Candlewood Hotel Company, Inc. is in the business of operating, franchising, managing, and developing Candlewood hotels which are designed to serve mid-market extended-stay business travelers. As of December 31, 1999, we operated 65 Candlewood hotels and were constructing eight additional hotels. Additionally, as of December 31, 1999, franchisees had opened 11 franchised hotels and had an additional five hotels under construction. Including hotels open and under construction, we had hotels in 32 states as of December 31, 1999. Candlewood hotels and their amenities are designed to appeal to business travelers seeking extended-stay accommodations by combining the convenience of a hotel with many of the comforts of an apartment. Candlewood provides well appointed, high quality lodging at affordable prices. We are franchising and developing Candlewood hotels to develop a leading national brand within the mid-priced segment of the market, which we believe is characterized by average daily rates of approximately $55 to $125. We believe that the experience of our senior management team is and will continue to be instrumental in executing our growth strategy. Jack P. DeBoer, our founder, Chairman and Chief Executive Officer, is credited by the lodging industry with creating the extended-stay concept as the founder of Residence Inns.

         Our principal executive offices are located at 8621 East 21st Street North, Suite 200, Wichita, Kansas 67206, telephone (316) 631-1300.

CANDLEWOOD HOTELS

         The Candlewood brand is built on the foundation of providing exceptional value to all guests. Candlewood hotels offer upscale, spacious accommodations at competitive rates that we believe are attractive to both transient guests and extended-stay guests. Candlewood hotels contain approximately 75 to 160 rooms, comprised of studios and one-bedroom suites, both of which contain business and other amenities consistent with amenities found in upscale, full-service hotels. We believe that the 350 square foot studio suites are larger than most full-service hotel rooms. Up to 25% of the rooms in a standard Candlewood hotel are one-bedroom suites, which are approximately 525 square feet, and are designed to accommodate guests who desire a bedroom separated from the kitchen and office area.

         Candlewood hotels offer the accommodations and amenities that are desired by guests staying six nights or longer. Each Candlewood hotel is equipped with the following amenities:

         o        an exercise room;

         o        a complimentary guest laundry facility;

         o        a convenient dry cleaning drop, with same-day service;

         o        free local calls and 25 cent-per-minute long distance calls;

         o the self-service "Candlewood Cupboard" featuring value-priced packaged foods and 25 cent beverages; and

         o a free "First Night Kit" complete with items such as breakfast bars, coffee and popcorn.

In addition, each Candlewood studio and one-bedroom suite offers amenities designed to accommodate the needs of the business traveler. These amenities include the following:

         o two telephones, with two incoming direct dial lines and computer connections;

         o an oversized executive desk with a quad-outlet to accommodate office equipment needs, an executive chair, a bulletin board, a guest chair and personalized remote accessible telephone mail;

         o a 25-inch television, video cassette player, and compact disc player;

         o        an iron and ironing board, and

         o a fully equipped kitchen, including a full-size refrigerator, full-size microwave oven, dishwasher, two burner stovetop, coffee maker, toaster, and a complete set of utensils and cookware.

         We believe the majority of industry defined extended-stay hotels are either in the upscale sector or economy sector of the market. Upscale hotel chains include Residence Inn, Homewood Suites, Hawthorn Suites and Summerfield Suites. We believe that average daily rates for these chains exceed $90. The economy sector includes Suburban Lodge, Extended Stay America, Homestead Village and Villager Lodge. Most of these chains operate with weekly rates that we believe represent effective average daily rates of less than $40. Based upon industry sources, including public disclosure and equity research reports, we believe that our nearest competitors in the mid-priced segment, which include Studio Plus, MainStay Suites, TownePlace, and Sierra Suites, had a total of approximately 200 hotels open at the end of 1999. Candlewood hotels are designed to accommodate what we believe to be an under-served segment of the extended-stay market. In addition, we believe that the high quality of Candlewood hotels, relative to their moderate daily rate, attracts certain guests who otherwise would stay at traditional hotels. In most areas of the country, the average daily rate at Candlewood hotels is approximately $55 to $95 per studio suite and $75 to $125 per one bedroom suite. These rates are significantly lower than full-service hotels with comparable room features and amenities and generally competitive with traditional limited-service hotels that do not offer the high quality appointments and amenities of our rooms. Accordingly, we believe that Candlewood hotels are particularly attractive to business travelers, including professionals on temporary work assignment, consultants, travelers conducting or participating in training seminars, and government employees.

HOTEL OPERATIONS

         We focus on delivering those services and amenities that are most valued by our target clientele. For example, in addition to providing clean, comfortable and attractive accommodations, each room contains many amenities that are essential for business travelers and others who stay for six nights or longer.

         Our focused approach to customer service enables each hotel to employ only 10 to 12 employees thereby minimizing operating costs. Each Candlewood hotel employs a general manager who is responsible for the operations of the hotel. The general manager shares duties with and oversees a staff of approximately nine to 11 persons, typically consisting of an assistant manager, a director of sales, desk clerks, a maintenance person, and housekeeper/laundry staff (many of whom are part-time employees). The office at each of our facilities is generally open daily from 7:00 a.m. to 8:00 p.m., although a staff member is normally on site at all facilities 24 hours a day to respond to our guests' needs. We believe that employing only 10 to 12 employees at each hotel minimizes operating costs. Each Candlewood hotel has a system in place that allows our guests to check in and check out without the assistance of hotel employees.

         The on-site general manager at each Candlewood hotel is responsible for Candlewood's quality control standards and procedures which govern management, operations, maintenance, regulatory compliance, reporting and marketing. Each Candlewood hotel is measured against guest service standards and a detailed revenue and expense budget, as well as against the performance of our other hotels. Key on-site personnel participate in an incentive program based on hotel revenues and profits. Our quality assurance division conducts periodic inspections of each Candlewood hotel to ensure compliance with Candlewood's quality control standards. Personnel at our corporate headquarters provide each hotel with certain management services, such as accounting and payroll services, which allow our on-site hotel general managers to focus on providing guest services and result in economies of scale.

         Each Candlewood hotel on-site general manager and director of sales is required to complete classroom courses which we administer and on-the-job training to learn the marketing and operational systems specific to operating a Candlewood hotel, how to maximize operating efficiencies and how to attract extended-stay guests. In addition, dedicated pre-opening teams (consisting of our experienced general managers) deliver on-site training to new employees to ensure that a guest's experience in a newly opened Candlewood hotel is consistent with the standards set by existing properties.

         Customer service is further enhanced through the presence of an experienced team of regional operations directors. Our regional directors are experienced in multi-unit management with many being former hotel general managers. Each regional director oversees anywhere between 10 to 15 hotels and provides direction and training to hotel personnel to ensure product consistency and revenue management.

          We make our hotel management services available to franchisees and our joint venture partners. Currently, we provide management services to the Cambridge Suites by Candlewood which is owned by Jack DeBoer, our Chairman and Chief Executive Officer, and located in Wichita, Kansas, pursuant to a five-year renewable contract. We also provide our hotel management services to the Hotel at Old Town located in Wichita, Kansas, a hotel in which Jack DeBoer has a controlling interest. In addition, we anticipate that some franchisees may want to utilize our experience and expertise to manage their hotels and believe that our management of such hotels helps to maximize the consistency of the Candlewood hotel system. If a franchisee's hotel shares a common trade area with Candlewood hotels, we may require that we manage those hotels in order to coordinate direct sales efforts in the region. We have structured our management agreements so that we will receive approximately 5% of hotel revenue in exchange for our management services. We currently do not manage any hotels owned by a franchisee.

         In 2000, we intend to focus our efforts on continuing to improve the efficiency and effectiveness of our hotel operations. Specific areas of focus include:

         o increasing revenue yield through the continued use of our targeted local and national sales teams and innovative incentives;

         o continuing to expand our Internet-based wholesale and retail sales strategy including the implementation of a business to business model; and

         o building upon our already successful "Best Methods" program for performance and quality through the addition of the following three new quality initiatives:

                  1) the Maintenance Mentor program. A program that outlines training for maintenance engineers and general managers and provides for quarterly, monthly, weekly and daily action plans to keep the hotels looking and feeling brand new;

                  2) the "On the Spot" awards program. A program that provides for immediate individual and team recognition for excellence in quality; and

                  3) the Perpetual Green Plan. A plan that integrates our quality initiatives to help ensure exceptional guest experiences.

MARKETING AND SALES

         Each Candlewood hotel has an on-site director of sales dedicated to marketing and direct sales efforts. The sales and marketing division uses direct mail solicitations. Through these direct sales efforts, we believe we can obtain and maintain consistently high occupancy levels and generate longer stays by our guests. Our sales and marketing division targets institutions and employers located near our hotels.

         We have established a toll free telephone number, 1-888-226-3539 (1-888-CANDLEWOOD), to enable our guests to make reservations at any of our hotels. The number uses an automated response system that directs the caller to the specific hotel desired, and reservations are then booked directly with that hotel's personnel. We are aligned with Lexington Services, a subsidiary of The Travel Company, the largest provider of global hotel reservations in the nation and the second largest in the world. Our alliance with Lexington enables travel agents throughout the world to book rooms and access detailed information about all our hotels using their existing computer networks. In addition, we are utilizing Lexington's LexLink OnLine service. This service enables real-time access to our reservation systems and allows us to more effectively manage our hotels' inventory and access current information on productivity and guest arrivals.

         We have also established a web site, domain name
"candlewoodsuites.com," where our guests can access information concerning our company and hotels. For example, our guests can do the following on our web site:

         o        book a room;

         o        find a map and directions to our hotels;

         o        find our current stock price; and

         o        explore employment opportunities.

We also use wholesale web sites to sell excess inventory. We intend to continue to explore other Internet related opportunities in the future.

         We believe that our marketing and sales efforts have been successful in promoting brand awareness. For example, as of January 2000, Candlewood hotels have been used by business travelers from more than 350 of the Fortune 500 companies. In addition, according to data supplied by Smith Travel Research for 1999, Candlewood corporate hotels yield index increased from 69.8% in January 1999 to 84.1% in December 1999. This yield index measures the relationship of revenue per available room (RevPAR) as compared to a competitive set of national hotel chains.

HOTEL FRANCHISING

         We have established a national franchising program which we believe will accelerate the establishment of our market presence and brand awareness on a national level, generate incremental revenues at an attractive margin, and create opportunities to obtain management contracts with respect to franchised properties. During 1999, we assembled an experienced franchise sales team to lead our efforts in this area. Our franchising program currently consists of two brands, Candlewood Suites and Cambridge Suites by Candlewood which we introduced in November 1999.

         As of December 31, 1999, we had received approval to sell both Candlewood Suites and Cambridge Suites by Candlewood franchises in 49 states. Our efforts to franchise the Cambridge Suites by Candlewood brand are in their formative stage. As a result, all franchise activity as of December 31, 1999 represents the franchising of the Candlewood Suites brand. As of December 31, 1999, we had 11 Candlewood Suites franchise hotels open with a total of 1,240 rooms:

                                                            NUMBER
LOCATION                                OPENING DATE       OF ROOMS
--------                               ---------------     --------
Hillsboro, Oregon                           June, 1997        126
Pleasanton, California                    August, 1997        126
Rockford, Illinois                      November, 1997         67
Sacramento, California                     March, 1998        126
Dallas, Texas - Market Center              March, 1998        150

                                                            NUMBER
LOCATION                                OPENING DATE       OF ROOMS
--------                               ---------------     --------
Syracuse, New York                        August, 1998         92
Bellevue, Washington                   September, 1998        126
Milpitas, California                    November, 1998        126
San Antonio, Texas                      December, 1998        110
Salina, Kansas                          February, 1999         69
Richmond, Virginia - Glen Allen          October, 1999        122

         In addition, as of December 31, 1999, we had five Candlewood Suites franchise hotels under construction with a total of 563 rooms:

                                                                      NUMBER
LOCATION                                           STATUS            OF ROOMS
--------                                      ------------------     --------
Louisville, Kentucky - Airport                Under Construction       100
Durham, North Carolina - Research Triangle    Under Construction       122
Herndon, Virginia                             Under Construction       133
Fairfax, Virginia                             Under Construction       122
Green Bay, Wisconsin                          Under Construction        86

         For the year ended December 31, 1999, we received 19 Candlewood Suites franchise applications and entered into 15 franchise agreements. Excluding those properties under construction, as of December 31, 1999, we had entered into franchise agreements for the establishment of Candlewood hotels in the following 13 areas:

Richmond, Virginia                                     Hopewell; Virginia
Charlotte, North Carolina - Huntersville               Homestead, Pennsylvania
Raleigh, North Carolina - Crabtree Mall                Miami Lakes, Florida
Bakersfield, California                                Emporia, Kansas
Indianapolis, Indiana                                  Boynton Beach, Florida
Bethlehem, Pennsylvania                                Topeka, Kansas
Lansing, Michigan

         Until the introduction of Cambridge Suites by Candlewood, all of our franchising activity revolved around our Candlewood Suites brand. The Cambridge Suites by Candlewood concept was created in April 1997 when Jack DeBoer converted the original Residence Inn located in downtown Wichita, Kansas to a Cambridge Suites by Candlewood hotel. Mr. DeBoer believed the value-oriented philosophy of the Candlewood Suites brand extended to an upscale hotel would offer a higher level of customer satisfaction, while at the same time providing greater operating efficiencies.

         Cambridge Suites by Candlewood builds upon the features, comfort and amenities familiar to Candlewood Suites guests, including:

         o        free laundry facilities;

         o        free local telephone calls;

         o low-cost long distance telephone calls and two telephone lines;

         o        free video and compact disk library; and

         o use of the honor-system-based Candlewood Cupboard food and sundries pantry.

In addition, Cambridge Suites by Candlewood will offer a wider variety of room suite choices, with fully equipped kitchens in many rooms. Guests will also enjoy complimentary continental breakfast, recreational facilities (such as a pool, ball court, or beach), and a hospitality area.

         Our franchise efforts in regards to the Cambridge Suites by Candlewood brand will be different than those utilized in franchising Candlewood Suites. Candlewood Suites franchise efforts are focused on new construction whereas Cambridge Suites by Candlewood will target conversion of existing upscale, suite hotels. New development of Cambridge Suites by Candlewood franchise properties will be considered on an individual basis.

         Franchise agreements are executed when the franchisee and Candlewood agree on a site prior to construction. We make the services and expertise of our real estate, construction, sales, and operations divisions available to our franchisees in order to ensure high quality facilities and customer service. Our construction division advises on the construction and development of franchised hotels. A representative of our construction division visits franchised hotel sites during the construction phase and inspects and approves each franchised Candlewood hotel before or shortly after commencement of operations. In addition, after commencing operations, all franchised Candlewood hotels are subject to periodic inspection to ensure that they are in compliance with our quality control program and maintenance and updating standards. While we may grant franchises in geographic locations where we own and operate hotels, if franchisees' hotels share a common trade area with Candlewood hotels, we may require that we manage those hotels in order to coordinate direct sales efforts in the region.

         Our franchising program is focused on the sale of single and multi-site franchises and the establishment of development agreements under which we grant, in exchange for nominal consideration, the right to obtain franchises to construct and operate Candlewood hotels in an exclusive geographic territory. Pursuant to our development agreements, we may rescind these exclusive rights if the developer fails to submit franchise applications pursuant to a development schedule. We are a party to only two development agreements, which, in each case, do not obligate the developer to build or open any Candlewood hotels. By granting exclusive rights in a territory, we must rely on the developer to franchise hotels at such locations as the developer chooses and at such times as specified in the development schedule.

         Each franchise agreement provides for the payment of an application fee and two types of ongoing fees, a royalty fee and a marketing fee. The franchise application fee is paid upon execution of the franchise agreement and varies based upon the size of the hotel. The royalty and marketing fees are based upon a percentage of the franchisee's gross room revenues. The royalty fee is intended to cover our operating expenses, such as costs incurred in providing quality assurance, administrative support and other franchise services, and to provide us with operating profits. The marketing fee is used to pay for the costs of developing and preparing advertising and direct sales materials, national advertising, and certain promotional programs.

         Franchise agreements for new hotels generally have a 20-year term. We may terminate a franchise agreement if the franchisee fails to cure a breach of the franchise agreement in a timely manner.

         There can be no assurance that the franchised hotels will be opened at the time specified in the agreements, or at all. We have had potential franchisees sign agreements and later terminate the agreement or fail to build hotels. There can be no assurance that any additional franchise agreements will be signed, either pursuant to development agreements or independently, or that any Candlewood hotels will be opened pursuant to the terms and the times specified in the development agreements, the franchise agreements, or at all. Some franchisees will require financing for the construction of their hotels, and there can be no assurance that financing or guarantees (by Doubletree or otherwise) will be available on terms satisfactory to the franchisee, or at all. Failure to franchise hotels according to the schedules set forth in the development agreements could result in delays in construction in certain territories and could have a material adverse effect on our business and results of operations. See "Competition."

MANAGEMENT CONTRACTS

         As of December 31, 1999, we managed two hotels, the Cambridge Suites and the Hotel at Old Town, both located in Wichita, Kansas. Jack DeBoer, our Chairman and Chief Executive Officer, has an ownership interest in each hotel. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. See "Certain Transactions" in our Proxy Statement for our 2000 Annual Meeting of Stockholders.

         Under the management contracts, we manage, operate and supervise all aspects of the hotel's operations. The owner of the hotel property is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses and salaries of all hotel employees. Each contract is for a term of five years with certain renewal rights. The management contract may be terminated by either party in the event of an uncured default. Certain other termination provisions may also be included in the contract.

HOTEL DEVELOPMENT

         As of December 31, 1999, we operated 65 hotels. In addition, we were constructing eight additional hotels. As of December 31, 1999, 34 of our 65 hotels were subject to two separate sale-leaseback arrangements. We expect to develop fewer hotels in 2000 than we developed in 1999.

         Our development status as of December 31, 1999 was as follows:

                                PROPERTIES      ROOMS
                                ----------      -----
 Owned and operated                 31          3,692
 Operated under leases              34          3,893
 Under construction                  8          1,277
                                    --          -----
           Total                    73          8,862
                                    ==          =====

         Our construction division is responsible for the oversight and coordination of the construction of Candlewood hotels developed by Candlewood. The construction division has relationships with a group of approximately nine contractors that are currently performing all of our hotel construction. Each of these approved contractors has extensive experience in the construction of lodging facilities. All of the contractors have agreed to construct the hotels using a guaranteed maximum price contract which sets a ceiling on total construction cost so as to limit cost overruns. The general contractors and Candlewood share in any construction cost savings. Our construction division is responsible for site visits and inspections during construction and upon completion of construction must approve a hotel's quality before it can commence operations. The average construction time on each hotel is approximately nine months; however, construction is subject to delays due to weather and other circumstances.

         Each of our hotels is designed and constructed according to uniform plans and specifications for the design of Candlewood facilities. We expect to make design variations, including changes in the number of studio suites and one-bedroom suites, based on market demographics and site restrictions, among other factors. For example, we have designed a small market prototype hotel that we intend to promote in secondary markets. In addition, we have constructed hotels in Las Vegas, Nevada and Jersey City, New Jersey, which are substantially larger than the typical Candlewood hotel. To date, we have constructed each hotel developed by us. We believe that our coordination of the construction of Candlewood hotels and our use of a comprehensive design manual has lowered costs and resulted in consistent quality and appearance.

         As of December 31, 1999, eight Candlewood hotels with 1,277 expected rooms were under construction in eight different states, including two states where we did not then operate hotels. Six of the eight hotels under construction are joint venture hotels. See "Financing Activity" below. The remaining two hotels are company-owned hotels.

                                                                    EXPECTED
                                                                    NUMBER OF
   LOCATION                                       OWNERSHIP           ROOMS
   --------                                      -------------      ----------
   Jersey City, New Jersey                       Company-owned          214
   Las Vegas, Nevada                             Company-owned          278
   Burlington, Massachusetts                     Joint Venture          149
   Santa Clara, California                       Joint Venture          122
   Chicago, Illinois - Northbrook                Joint Venture          143
   Meriden, Connecticut                          Joint Venture          124
   Morris Plains, New Jersey                     Joint Venture          122
   Detroit - Farmington Hills, Michigan          Joint Venture          125

         We typically build Candlewood hotels within 15 minutes of employment centers, including large corporate headquarters, and within five minutes of services such as restaurants and grocery stores. We have not excluded any area of the country from our hotel development plans.

         As of December 31, 1999, we had entered into two contracts for the purchase of potential joint venture hotel sites in two states:


                                                       EXPECTED
                                                       NUMBER OF
          LOCATION                                       ROOMS
          --------                                     ---------
          Clarkstown, New York                             124
          Walnut Creek, California                         125

         Current capital market conditions are making the development of new hotels difficult. Accordingly, we expect our development of new hotels during 2000 to be less than our development during 1999. We intend to continue to actively pursue joint venture arrangements, sale-leaseback transactions, and select company developments in high barrier to entry markets. We also will continue to actively encourage development by proven franchise operators, especially those who have strong relationships with local and regional banking institutions, which continue to finance hotel development.

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

FINANCING ACTIVITY

         In order to finance the continued development of Candlewood hotels, we have and expect to continue to seek financing from various sources, including joint venture partners, local and regional banking institutions and large banking and other financial institutions. We may also seek to raise capital through the sale of equity and debt securities.

         To help finance the development of Candlewood hotels, in June 1999, we signed an agreement with Boston Capital Institutional Advisors LLC and Mass Mutual relating to the joint funding of the development of Candlewood hotels. The joint venture will include up to $50 million of equity capital, sufficient to begin construction on 10 to 15 new hotels, of which up to $37.5 million would be provided by Boston Capital. Our equity contribution to the joint venture is 10% of individual project costs, subject to certain conditions. If the joint venture has less than 10 hotels as of August 2000, we may be required to contribute additional equity. The balance of the funding will be provided through debt financing. This funding is contingent upon numerous events including the negotiation and execution of definitive documentation, securing construction financing on acceptable terms, and satisfactory due-diligence for potential hotels. As of December 31, 1999, we had six joint venture hotels under construction pursuant to this agreement, of which four had been contributed to the joint venture. All are scheduled to open in 2000. Under the terms of the agreement, if we do not have at least 10 hotels under construction by August 31, 2000, we may be required to increase our capital contributions for existing and future joint venture hotels. We can give no assurance that the entire transaction will be completed or that any future hotel will be built with this financing. While the terms of any joint venture may vary from agreement to agreement, we believe that this financing vehicle may provide us with a source of capital that will enable the continued development of Candlewood hotels. Accordingly, we intend to continue to explore additional joint-venture relationships.

         In addition to seeking joint-venture partners, we expect to seek financing from national, regional and local banking institutions. We believe that construction debt is available from local and regional banks on an individual hotel basis as contrasted to one large bank or a syndication of banks providing a large line of credit. We intend to leverage our contacts and knowledge of local markets. In order to finance the construction of new hotels, we require financing of at least 55% to 75% of total costs. We have worked with various lenders to secure this debt financing.

         As of December 31, 1999, we had financed an aggregate of $433 million of the construction costs of Candlewood-operated hotels with GMAC. Many of these hotels were subsequently sold as part of the sale-leaseback transaction with Hospitality Properties Trust. As part of its financial relationship with us, GMAC has provided construction loans of up to 80% of the cost of new Candlewood hotels. Following stabilization, we expect to be able to convert these construction loans into long-term financing through GMAC or other sources.

         Certain amounts we borrow under building loan agreements are partially guaranteed by Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotel Corporation ("Doubletree"). Doubletree has agreed to guarantee portions of certain loans made to Candlewood and our franchisees. The guarantee applies to loans that exceed 56.25% of the hotel cost but not in excess of 80% of such costs of hotels that we manage and 75% of the costs of hotels we do not manage. The total guaranty cannot exceed $30 million. As of December 31, 1999, the amounts loaned to Candlewood and our franchisees that were guaranteed by Doubletree were $7.4 million and $3.6 million, respectively. Upon an event of default under any guaranteed loan, Doubletree will have the option to meet any shortfalls or pay down the loan principal. In exchange for the guarantee, Doubletree will receive a 5% interest in the cash flows of the hotels and a 0.25-0.50% fee on the total loan amount outstanding. In the event the loan is refinanced, Doubletree will receive a fee equal to 5% of the increase in proceeds attributable to the refinancing. In the event the loan is extinguished through the sale of the underlying property, Doubletree will receive as a fee 5% of the gain on sale resulting from the transaction. Most franchisees will require debt financing for a portion of the cost of the construction of their hotels, and there can be no assurance that financing or guarantees (by Doubletree or otherwise) will be available on terms satisfactory to the franchisee, or at all.

         To help finance the continued development of Candlewood-owned hotels, we completed two private placements of preferred stock. In 1997, we issued 65,000 shares of our Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), at a price of $1,000 per share, raising net proceeds $61.3 million. In 1998, we issued 42,000 shares of our Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share, raising net proceeds of $39.4 million. We also issued the holders of our Series B Preferred Stock, at no additional cost, warrants to purchase an aggregate of 336,000 shares of Common Stock at $12.00 per share. The private placement of the Series A Preferred Stock was completed in two closings on September 23, 1997 ($25.0 million) and October 3, 1997 ($40.0 million). The private placement of the Series B Preferred Stock and accompanying warrants was also completed in two separate closings on July 13, 1998 ($39.4 million) and August 3, 1998 ($2.6 million). The purchasers of the Series A and Series B Preferred Stock (the "Purchasers") consisted of a group of institutional investors and accredited investors. The Purchasers are entitled to a preferential dividend equal to 7.5%, payable quarterly. The Certificate of Designation provides for the conversion of the Series A and Series B Preferred Stock into Common Stock upon the election of the holders, at a price of $9.50 per share of Common Stock, subject to certain anti-dilution adjustments.

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

LEASE OF HOTELS

         In order to provide further funds for our development activities, we entered into two separate sale-leaseback arrangements with Hospitality Properties Trust, a Maryland real estate investment trust ("HPT") on November 19, 1997 and May 27, 1998, respectively. Pursuant to the November 1997 sale-leaseback arrangement, we sold 17 hotels to HPT for an aggregate purchase price of $118.5 million. Pursuant to the May 1998 sale-leaseback arrangement, we agreed to sell 17 additional Candlewood hotels to HPT for an aggregate purchase price of $142.4 million. As of December 31, 1999, we had completed the sale of all 34 hotels to HPT, three of which were sold in 1999. The cumulative sales price for the three hotels sold in 1999 is approximately $26.6 million.

         For each of the hotels sold to HPT, the hotel is leased back to one of our wholly owned subsidiaries pursuant to the terms of two operating leases. Pursuant to the lease for the hotels subject to the November 1997 sale-leaseback arrangement, the initial term of the lease expires on December 31,

2011 and the annual base rent equals approximately $12.1 million as of December 31, 1999. Pursuant to the lease for the hotels subject to the May 1998 sale-leaseback arrangement, the initial term of the lease expires on December 31, 2011 and the annual base rent equals approximately $14.2 million as of December 31, 1999. In addition, under each lease, percentage rent is equal to 10% of the increases in gross hotel sales over the amount generated in each hotel's second year of operation. We will continue to explore sale-leaseback arrangements in respect of groups or individual hotels with real estate investment trusts, such as HPT, or other regional or local institutions.

HISTORY OF CANDLEWOOD

         Our current business of operating, franchising, managing and developing hotels originated in November 1995 with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). Our company was founded by Doubletree together with Jack DeBoer, our Chairman and Chief Executive Officer, and Warren Fix, a director and the Executive Vice President and Chief Financial Officer of Candlewood. Candlewood was incorporated in the State of Delaware in August 1996 to succeed to the business of Candlewood LLC. In November 1996, we completed an initial public offering of our common stock. In October 1997 and August 1998, we completed private placements of our Series A Preferred Stock and Series B Preferred Stock, respectively.

THE LODGING INDUSTRY

         The U.S. lodging industry's revenues and profits have improved in each year since 1991, according to industry sources that we believe to be reliable. The industry is estimated to have generated increased profits in 1999 of approximately $22.6 billion, up 8.2% from profits of approximately $20.9 billion in 1998. It is also estimated that the industry achieved an increase in revenue per available room in 1999 compared to 1998. We operate in the extended-stay segment of the U.S. lodging industry.

The Extended-Stay Segment

         We believe that the extended-stay market is a growing segment of the U.S. lodging industry. According to Smith Travel and Research, the number of extended-stay rooms in the U.S. lodging industry has steadily increased over the past six years, from approximately 38,000 rooms in 1994 to approximately 157,000 rooms in 1999. No assurance can be given, however, that the number of extended-stay rooms will continue to increase or that the supply of extended-stay rooms does not, or will not, exceed demand.

         We believe that the extended-stay market can be divided into three general sectors:

         o        the upscale sector;

         o        the mid-priced sector; and

         o        the economy sector.

The upscale sector is characterized by hotels that offer the following amenities to their guests:

         o        daily housekeeping;

         o        complimentary hot breakfast;

         o        meeting space;

         o        swimming pool/sport court;

         o        exercise facility;

         o        larger rooms including two bedroom suites;

         o        in room desk/work space; and

         o        two phone lines per hotel room.

Hotel chains associated with the upscale sector include Residence Inn, Hawthorn Suites, Homewood Suites, Staybridge Suites, Summerfield Suites and Woodfin Suites. We believe that these hotels operated in 1999 at average daily rates exceeding $90 and estimated occupancy rates of 76%.

In addition to our hotels, hotel chains that compete in the mid-priced sector include Homestead Village, Mainstay, Sierra Suites, Studio Plus and TownePlace. We believe that hotels in the mid-priced sector operated in 1999 at average daily rates exceeding $45 and occupancy rates of approximately 71%. The mid-priced sector of the U.S. lodging industry is characterized by hotels that offer their guests the following amenities:

         o        weekly housekeeping;

         o        limited breakfast service;

         o        small pool facility (in some hotels);

         o        exercise facility (in some hotels);

         o        in room desk / work space; and

         o        two phone lines per hotel room.

We believe the economy sector of the extended-stay market operated in 1999 at average daily rates less than $45 and occupancy rates of approximately 70%. Hotel chains that compete in the economy sector include Extended Stay America, Crossland Economy Studios, Suburban Lodge, Villager Suites, Hearthside Lodge and Budget Suites. Hotels in the economy sector offer their guests the following amenities:

         o        weekly housekeeping;

         o        vending machines for food service;

         o        no fitness facility or swimming pool;

         o        smaller rooms; and

         o        limited public space.

The foregoing data concerning each sector is derived from information provided to us by Smith Travel and Research.

         We operate largely in the mid-priced sector of the lodging industry. All of our owned, franchised and joint venture hotels were designed for the mid-priced sector and focus on meeting the needs of the business traveler. With the introduction of Cambridge Suites by Candlewood, our second franchising brand, we intend to enter the upscale sector of the extended-stay segment of the U.S. lodging industry.

         The U.S. lodging industry and the extended-stay segment in which we operate may be adversely affected by changes in national or local economic conditions and other local market conditions, including the following:

         o an oversupply of hotel rooms or a reduction in demand for hotel space in a geographic area;

         o        changes in travel patterns;

         o        extreme weather conditions;

         o changes in governmental regulations which influence or determine wages, prices or construction costs;

         o        changes in interest rates;

         o        the availability of financing for operating or capital needs;
                  or

         o        changes in real estate tax rates and other operating expenses.

         In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. Other factors that could have a material adverse impact on our business and results of operations include:

         o downturns or prolonged adverse conditions in the real estate or capital markets or in national or local economies;

         o the inability of our franchisees and us to secure financing for the development of Candlewood hotels; or

         o an oversupply of hotel rooms coupled with a reduction in demand

COMPETITION

         The lodging industry is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, service levels, reputation, reservation systems, convenience of location and the supply and availability of alternative lodging. We intend to build most of our properties in geographic locations where other extended-stay hotels may be located. We expect to compete for guests and development sites with both traditional lodging facilities and other extended-stay facilities, including those owned and operated by competing chains and individual extended-stay facilities. Many of these competitors have greater financial resources and may have better relationships with prospective franchisees, representatives of the construction industry and others in the lodging industry. The number of competitive lodging facilities in a particular area could have a material adverse effect on occupancy, average daily rate and revenues at our hotels.

         Competition for franchisees in the lodging industry is intense. We expect to compete with national and regional brand franchisors, most of which have greater name recognition and financial resources and a more established market presence than Candlewood. We believe that competition for franchisees is based principally upon:

         o        the perceived value and validity of the brand;

         o        the nature and quality of services provided to franchisees;

         o the franchisees' view of the relationship of building cost and operating expenses to the potential for revenues and profitability during operation and upon sale; and

         o the franchisees' ability to finance construction and operation of the hotel.

        No assurance can be given that we will be successful in establishing brand awareness or the other factors on which franchisors compete, including retention of existing franchisees and competition for new franchisees. Our failure to maintain and attract franchisees could have a material adverse effect on our business and results of operations.

         A number of other lodging chains and developers have developed or are attempting to develop extended-stay lodging facilities that may compete with our facilities. In particular, some of these entities target the mid-priced segment of the extended-stay market in which we compete. We may compete for guests and for development sites with certain of these established entities that have greater financial resources than we do and better relationships with lenders and real estate sellers. Furthermore, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve facilities in markets in which we compete, thereby materially adversely affecting our business and results of operations.

GOVERNMENT REGULATION

         The hotel industry is subject to numerous federal, state and local government regulations, including those relating to building and zoning requirements. In addition, Candlewood and our franchisees are subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. We are also subject to federal regulations and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-compete provisions and termination or non-renewal of a franchise. Some states require that certain materials be approved before franchises can be offered or sold in that state. The failure to obtain permits or licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect our business and results of operations. Both at the federal and state level from time to time, there are proposals under consideration to increase the minimum wage.

         Under the Americans with Disabilities Act ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although we have attempted to satisfy ADA requirements in the designs of our facilities, no assurance can be given that a material ADA claim will not be asserted against us. Such a claim could result in a judicial order requiring compliance and the expenditure of substantial sums to achieve compliance, an imposition of fines, or an award of damages to private litigants. These and other initiatives could adversely affect us as well as the lodging industry in general.

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

PROPRIETARY RIGHTS

         "Candlewood" is a registered service mark on the principal register of the United States Patent and Trademark Office. The Certificate of Registration was issued to us on December 24, 1996. Candlewood is also a registered service mark with the State of Kansas. This registration was made on May 2, 1996 under the registrant name Candlewood Hotel Company, L.L.C. A trademark application for the proposed use of the Candlewood service mark in Canada was filed in November 1996. We received a notice of allowance for use of the service mark from the Canadian Intellectual Property Office on November 6, 1997. We have filed and been granted extensions by the Canadian Intellectual Property Office until June 25, 2000 to file a declaration of use on this mark.

         The Candle Flame/Twin Circle logo is a registered service mark on the principal register of the United States Patent and Trademark Office. The Certificate of Registration for the logo was issued on April 7, 1998. In addition, "Delivering Exceptional Value" is a registered service mark on the principal register of the United States Patent and Trademark Office. That registration was issued on June 16, 1998.

         We have also obtained registrations on the principal register of the United States Patent and Trademark Office for the service marks "Cambridge Suites" and "Cambridge Suites by Candlewood". These registrations were issued to us on January 12, 1999 and January 26, 1999, respectively. On October 5, 1999, we received a registration on the principal register for "Candlewood Suites" and on December 7, 1999 an additional registration was issued to us for "Where Value Stays".

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

         On May 14, 1998, we filed a service mark application with the United States Patent and Trademark Office for the service mark "Candlewood Cupboard". We have been refused registration of this mark. We are currently considering various options in regard to responding to the rejection of this application.

         We also claim common law rights to various other trademarks, service marks, trade names, and trade dress for the various products and services we offer. To date, we have not filed trademark or service mark applications with the United States Patent and Trademark Office or any state agency to further protect these rights.

INSURANCE

         We currently have the types and amounts of insurance coverage that we consider appropriate for a company of our size in our business. While we believe that our insurance coverage is adequate, if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside of the scope of our insurance coverage, our business, results of operations, and financial condition could be materially and adversely affected. Specifically, there are certain types of hotel-related losses, generally of a catastrophic nature, such as earthquakes and floods that may be uninsurable or not economically insurable. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on Candlewood hotels at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a loss would be insufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it unfeasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to such hotel. In addition, property and casualty insurance rates may increase depending on claims experience, insurance market conditions and the replacement value of our hotels. Mr. DeBoer is affiliated with an insurance provider we utilize. See "Certain Transactions" in our Proxy Statement for our 2000 Annual Meeting of Stockholders.

EMPLOYEES

         As of December 31, 1999, Candlewood and its subsidiaries employed on a full or part-time basis 915 persons, 820 of whom were employed at our hotels, and 95 of whom were employed at our corporate headquarters. Our employees are not subject to any collective bargaining agreements, and our management believes that its relationship with our employees is good.

PROPERTIES

         As of December 31, 1999, we operated the following 65 hotels in 26 different states with a total of 7,585 rooms:

                                                                        NUMBER
LOCATION                                             OPENING DATE      OF ROOMS
--------                                            ---------------    --------
Wichita, Kansas                                           May, 1996       107
Omaha, Nebraska                                       January, 1997       130
Denver  - Tech Center, Colorado                      February, 1997       131
Cincinnati - Blue Ash, Ohio                               May, 1997        78
Louisville, Kentucky                                      May, 1997        78
Norfolk - Hampton, Virginia                         September, 1997        98
Birmingham, Alabama                                   October, 1997        98
Kansas City - Overland Park, Kansas                   October, 1997       122
Charlotte, North Carolina - Coliseum                 November, 1997        81
Irvine East, California - Lake Forest                November, 1997       122
Jacksonville, Florida                                November, 1997       111
Philadelphia - Willow Grove, Pennsylvania            November, 1997       110
Phoenix, Arizona                                     November, 1997        98
Salt Lake -  Airport, Utah                           November, 1997       122
Salt Lake - Ft. Union, Utah                          November, 1997        98
Wichita - Airport, Kansas                            November, 1997        81
Detroit - Southfield, Michigan                       December, 1997       121
Houston - Clear Lake, Texas                          December, 1997       122
Houston - Loop Central, Texas                        December, 1997       122
Huntsville, Alabama                                  December, 1997       123
Knoxville, Tennessee                                 December, 1997        98
Phoenix - Tempe, Arizona                                March, 1998       122
Dallas - Ft. Worth - Fossil Creek, Texas                March, 1998        98
Raleigh - Cary, North Carolina                          April, 1998        81
Houston - Town & Country, Texas                         April, 1998       122
Detroit - Warren, Michigan                              April, 1998       122
Pittsburgh -  Airport, Pennsylvania                     April, 1998       123
Des Moines, Iowa                                          May, 1998        98
Detroit - Auburn Hills, Michigan                          May, 1998       110
Chicago - Libertyville, Illinois                         June, 1998       122
Irving - Las Colinas, Texas                              June, 1998       117
Detroit - Troy, Michigan                                 June, 1998       118
Austin - Northwest, Texas                                June, 1998       125
Charlotte, North Carolina - University                   July, 1998       122
Dallas - Arlington, Texas                              August, 1998       125
Anaheim - South, California                            August, 1998       133
Irvine - Spectrum, California                       September, 1998       122

                                                                        NUMBER
LOCATION                                             OPENING DATE      OF ROOMS
--------                                            ---------------    --------
Albuquerque, New Mexico                             September, 1998       123
Dallas - Plano, Texas                                 October, 1998       122
Houston - Westchase, Texas                            October, 1998       123
Nashville - Brentwood, Tennessee                      October, 1998       122
Somerset, New Jersey                                  October, 1998       110
Dallas - Galleria, Texas                              October, 1998       134
Orlando, Florida - Altamonte Springs                 November, 1998       122
Minneapolis, Minnesota                               November, 1998       134
Denver - Lakewood, Colorado                          November, 1998       122
Boston - Braintree, Massachusetts                    November, 1998       133
Detroit - Ann Arbor, Michigan                        November, 1998       122
Chicago - Waukegan, Illinois                         December, 1998       122
Austin - South, Texas                                December, 1998       122
Baltimore - Airport, Maryland                        December, 1998       125
Greensboro, North Carolina                           December, 1998       122
Clearwater - St. Petersburg, Florida                 December, 1998       104
Dallas, Texas - North / Richardson                    January, 1999       122
Chicago - Schaumburg, Illinois                       February, 1999       122
Chicago, Illinois - Naperville                       February, 1999       122
Atlanta, Georgia - Gwinnett Place                    February, 1999       122
St. Louis, Missouri - Earth City                        March, 1999       122
Chicago - Hoffman Estates, Illinois                     April, 1999       122
Cleveland, Ohio - North Olmstead                        April, 1999       125
Columbus, Ohio - East                                     May, 1999       122
Philadelphia - Mt. Laurel, New Jersey                    June, 1999       123
Oklahoma City, Oklahoma                                  June, 1999       122
Miami, Florida - Airport                               August, 1999       128
Chicago, Illinois - O'Hare Airport                   November, 1999       160

         In addition to the properties described above, we also maintain our corporate headquarters in Wichita, Kansas, at 8621 East 21st Street North, Suite
200. We moved our corporate headquarters to this location in March 1999, and lease this office space from Vantage Point Properties, Inc. The lease term is five years with four five-year renewal options. The current monthly lease payment is approximately $44,000. We do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

CERTAIN BUSINESS CONSIDERATIONS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K.

         We have a Limited Operating History. We opened our first hotel in May 1996 and, as a result, we have a limited operating history upon which to evaluate our performance and our claims about the proposed construction, operation, features, rates and demand for Candlewood hotels, among other things. At December 31, 1999, we operated 65 hotels. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

         o the inability to operate the hotels at expected expense levels;

         o the inability to maintain high occupancy rates or to attract guests for extended-stays;

         o liability for accidents and other events occurring at hotel properties; and

         o        the inability to achieve expected nightly rates.

If we are unable to efficiently and effectively operate our hotels, our business and results of operations would suffer.

         Our Need for Continued Capital and Additional Financing Could Materially Adversely Affect our Business and Results of Operations. The development of hotels is capital intensive. We have and expect to continue to seek financing of up to 80% of the cost of certain Candlewood-developed hotels utilizing Doubletree's guarantee to facilitate such financing. The use of the Doubletree guarantee reduces our profit opportunity, if any, with respect to certain Candlewood-developed hotels. The Doubletree guarantee is currently limited to $30 million of total funds guaranteed. Funding of the loans for each hotel will be subject to approval of the third party lender on an individual hotel basis, upon satisfaction of various conditions. We cannot provide assurance that the third-party lenders will approve on a timely basis, or at all, any financing applications we submit, that we will be able to utilize the Doubletree guarantee, or that we will be able to finance greater than 70% of the cost of any Candlewood-developed hotel. If our applications are not approved or our loans are not funded on a timely basis, we may be unable to construct additional Candlewood hotels and may experience delays in our planned development of hotels. We have no current arrangements with respect to, or sources of, additional debt financing. Additionally, we cannot assure that additional financing will be available when needed or upon terms acceptable to us. If we are unable to arrange for additional capital or financing, we may not be able to develop further hotels.

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

         Our Growth is largely Dependent on Franchising and Developing Hotels. We intend to grow primarily by franchising and developing additional Candlewood hotels. Our ability to develop hotels and obtain franchisees involves substantial risks, including:

         o financing not being available to us or potential franchisees on favorable terms, or at all;

         o        our actual costs exceeding budgeted or contracted amounts;

         o delays in completion of construction of franchised or developed hotels;

         o incurring substantial costs if we abandon a franchising or development project prior to completion;

         o our or a franchisee's failure to obtain all necessary zoning and construction permits;

         o our developed properties not achieving desired revenue or profitability levels once opened;

         o competition for suitable development sites from our competitors, some of whom have greater financial resources than us;

         o        there are a limited number of franchising opportunities;

         o we may be unable to compete with national and regional brand franchisors, many of whom have greater brand recognition than Candlewood;

         o our new franchising brand, Cambridge Suites by Candlewood, may not be accepted by or appeal to potential franchisees;

         o changes in governmental rules, regulations and interpretations; and

         o        changes in general economic and business conditions.

If we are unable to successfully franchise and develop hotels on time or within budget, or at all, our business and results of operations would suffer.

         We Need to Manage our Growth. Our growth plans will require us to implement specialized operational and financial systems and require additional management, operational and financial resources. For example, we will be required to recruit and train property managers and other personnel for each new hotel as well as additional personnel at our headquarters. We cannot assure that we will be able to achieve our planned rate of expansion or manage our expanding operations efficiently or effectively. If we are unable to manage our growth efficiently and effectively, our business and results of operations could be materially and adversely affected.

         We depend on a Single Type of Lodging Facility. We intend to exclusively develop, manage and franchise Candlewood Suites and Cambridge Suites by Candlewood hotels. We currently do not intend to develop any lodging facilities other than hotels focused on extended-stay business travelers and do not intend to develop lodging facilities with other franchisors. Accordingly, we will be subject to risks inherent in concentrating investments in a single type of lodging facility, such as a shift in demand or a reduction in business following adverse publicity, which could have a material adverse effect on our business and results of operations. In addition, we have a limited history upon which we can gauge consumer acceptance of our hotels and, accordingly, we cannot provide assurance that our hotels will be readily accepted by guests who are looking for conventional or extended-stay hotel accommodations. Furthermore, we compete against other facilities with substantially greater brand recognition.

         We are Subject to Real Estate Investment Risks. Our investment in our hotels will be subject to varying degrees of risk related to our ownership and operation of real property. The underlying value of our real estate investments is significantly dependent upon our ability to maintain or increase cash provided by operating our investments. The value of our hotels and the income from our hotels may be materially adversely affected by:

         o        changes in national economic conditions;

         o changes in general or local economic conditions and neighborhood characteristics;

         o        competition from other lodging facilities;

         o        changes in real property tax rates;

         o        changes in the availability, cost and terms of financing;

         o        the impact of present or future environmental laws;

         o        the ongoing need for capital improvements;

         o        changes in operating expenses;

         o        changes in governmental rules and policies;

         o        natural disasters; and

         o        other factors which are beyond our control.

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

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Candlewood's initial public offering of common stock was made on November 5, 1996. The common stock is listed on the Nasdaq National Market under the symbol "CNDL". The following table sets forth the high and low sales prices per share, as reported by the Nasdaq National market during the periods indicated:

         1999                         High               Low
         ----                         ----               ---
         Fourth Quarter              $2 1/2            $1 3/8
         Third Quarter                3 3/4             1 1/2
         Second Quarter               4 1/4             2 1/2
         First Quarter                6 1/8             3 3/8

         1998                         High               Low
         ----                         ----               ---
         Fourth Quarter              $6 1/4            $3 3/4
         Third Quarter                8 1/4             4 1/4
         Second Quarter               8 1/4             7 1/8
         First Quarter                9                 7 7/8

         The closing sales price of our common stock on March 20, 2000 was $2. The approximate number of beneficial stockholders on March 20, 2000 was 1,207. The approximate number of stockholders of record on March 20, 2000 was 151.

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

                                                                                                                 Period from
                                                                                                                  October 1,
                                                                                                                     1995
                                           Year Ended        Year Ended        Year Ended        Year Ended     (Inception) to
                                          December 31,      December 31,      December 31,      December 31,      December 31,
                                             1999              1998              1997              1996            1995(1)
                                          -----------       -----------       -----------       -----------      --------------
STATEMENT OF OPERATIONS DATA:
Hotel operations revenues ..............  $   105,467       $    47,278       $     6,223       $       686        $      --
Other income ...........................        1,459               672               221                --               --
Hotel operating expenses ...............       60,218            28,266             4,713               400               --
Rent expense on leased hotels ..........       24,821            12,365                79                --               --
Corporate operating expenses ...........        5,390             3,906             2,372             1,637              204
Abandoned site costs ...................        2,043             3,799               157                --               --
Depreciation and amortization ..........        8,452             3,565             1,022               249                5
Interest income ........................        1,034             1,166             1,216               328               --
Interest expense .......................      (10,053)             (214)             (134)              (81)              --
Net loss ...............................       (2,791)           (6,287)             (817)           (1,353)            (209)
Net loss per share (pro forma 1996 and
 1995)(2) ..............................        (1.20)            (1.40)            (0.23)            (0.23)           (0.04)
Weighted average shares outstanding (pro
 forma 1996 and 1995)(2) ...............    9,025,000         9,025,000         9,025,000         5,764,071        5,175,000

                                           December 31,     December 31,      December 31,      December 31,     December 31,
                                               1999             1998              1997              1996             1995
                                           ------------     ------------      ------------      ------------     ------------
BALANCE SHEET DATA:
Cash and cash equivalents ........          $ 18,624          $ 23,155          $ 35,355          $33,792          $  123
Total assets .....................           341,277           293,358           181,807           51,674           1,283
Accounts payable and other accrued
  expenses .......................            22,874            40,277            16,040            2,435              92
Mortgages and notes payable ......           190,545           114,742            63,416           15,457              --
Minority interest ................                --                --                --               --               8
Members' equity ..................                --                --                --               --           1,183
Stockholders' equity .............             8,566            19,382            32,589           33,406              --

----------
(1) Although Candlewood LLC was not formed until November 16, 1995, certain expenses applicable to its business were incurred during the period from October 1, 1995 to November 16, 1995 and were funded by capital contributions of members. Accordingly, our statements of operations have been presented as if our operations began on October 1, 1995.

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

GENERAL

         Candlewood operates, franchises, manages, and develops Candlewood hotels serving mid-market transient and extended-stay business travelers.

         The following table sets forth our property portfolio as of December 31, 1999 and 1998:

                      Number of Hotels                       Number of Rooms
                        December 31                            December 31
                      ----------------                     -------------------
                      1999        1998      Increase       1999           1998         Increase
                      ----        ----      --------       ----           ----         --------
Owned .......          31          22           9          3,692          2,549          1,143
Leased ......          34          31           3          3,893          3,522            371
Managed .....           2           1           1            179             64            115
Joint Venture          --          --          --             --             --             --
Franchised ..          11           9           2          1,240          1,050            190
                       --          --          --          -----          -----          -----
   Total ....          78          63          15          9,004          7,185          1,819
                       ==          ==          ==          =====          =====          =====

         Our results of operations are dependent upon our revenue per available room (RevPAR) which is a factor of occupancy and room rate. Accordingly, we intend to remain focused on occupancy levels at each of our hotels until such time as the occupancy levels reach stabilization. Due to our rapid expansion, the overall occupancy rate has been negatively impacted by the lower occupancy typically experienced during the pre-stabilization period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Once our hotels' occupancy levels have stabilized, we intend to review the daily pricing rates of our hotels. We believe that this practice is a prevailing standard in the U.S. lodging industry.

         Our overall results of operations and financial position are significantly influenced by our development activity. The following table sets forth our hotel development for the past three years:

                                                   Number of Hotels
                                                     December 31,
                                                  ------------------
                                                  1999   1998   1997
                                                  ----   ----   ----
         Open Hotels
         -----------
            Owned                                   31     22     16
            Leased                                  34     31      5
            Managed(1)                               2      1      1
            Joint Venture                           --     --     --
            Franchised                              11      9      3
                                                  ----   ----   ----
         Total                                      78     63     25
                                                  ====   ====   ====
         Under Construction
         ------------------
            Owned                                    2     12     22
            Leased                                  --     --     --
            Managed(1)                              --     --     --
            Joint Venture                            6     --     --
            Franchised                               5      2      6
                                                  ----   ----   ----
         Total                                      13     14     28
                                                  ====   ====   ====
         Potential Development
         ---------------------
            Owned                                    1     14     34
            Leased                                  --     --     --
            Managed(1)                              --     --     --
            Joint Venture                            2     --     --
            Franchised                              13      5      1
                                                  ----   ----   ----
         Total                                      16     19     35
                                                  ====   ====   ====

--------------
(1) Managed hotels for the years 1999, 1998 and 1997 represent hotels the Company managed but which are not part of the Candlewood system.

          The following is a summary of hotel development by quarter for 1999:

                                                                  Number of Hotels
                                       --------------------------------------------------------------------
                                                                       1999
                                                   ------------------------------------------
                                                    First       Second      Third      Fourth
                                        As of      Quarter      Quarter    Quarter     Quarter       As of
                                       12/31/98     3/31         6/30       9/30        12/31      12/31/99
                                       --------    -------      -------    -------     -------     --------
Owned                                     22          2            5          1           1           31
Leased                                    31          3           --         --          --           34
Managed                                    1          1           --         --          --            2
Joint Venture                             --         --           --         --          --           --
Franchised                                 9          1           --         --           1           11
                                        ----       ----         ----       ----        ----         ----
   Total                                  63          7            5          1           2           78
                                        ====       ====         ====       ====        ====         ====

         At the end of 1999, we had a total of 65 company-operated hotels (hotels owned and leased) and 11 franchised hotels located in 29 different states. In addition, at December 31, 1999, we had a total of two company-owned hotels, six joint venture hotels and five franchise hotels under construction. Our portfolio also included one parcel of undeveloped property. We are attempting to secure financing for the development of this property. If we are unable to secure financing for development of this property, we may sell the property in which case we may incur a loss on the sale. As of December 31, 1999, we had two new joint venture development sites under contract on which we were performing market-feasibility due diligence. The contracts into which we enter for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale. We have the right to terminate each contract if we are not satisfied with the results of the investigations and due diligence. We intend to continue developing additional hotels through either new construction or acquisition of existing properties and are evaluating various financing arrangements. We expect to develop fewer hotels in 2000 than we did in 1999. We are unable to assure such development opportunities or the related financing will be available and, if available, under terms acceptable to us. In addition, if we abandon a contract, we may write-off certain costs that would have otherwise been capitalized. For the years ended December 31, 1999 and 1998, we wrote off $2.0 million and $3.8 million, respectively, of costs on development projects we abandoned.

         We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. During 1999, we assembled an experienced franchise sales team to lead our efforts in this area. As of December 31, 1999, all franchise activity reported represents the franchising of the Candlewood Suites brand. The following table summarizes the franchise development activity for the years ended December 31, 1999 and 1998:

                                                For the Year Ended
                                                   December 31,
                                               ---------------------
                                                 1999         1998
                                               --------     --------
  Applications Received                           19            5
  Applications Approved                           16            5
  Franchise Agreements Signed                     15            4

We received 19 franchise applications during 1999 and signed 15 new franchise agreements. Based on the projected construction dates, the majority of these hotels are scheduled to open in 2001. We are unable to assure that we will enter into any additional franchise agreements or that franchisees will complete the development and construction of hotels.

         Traditionally, our franchise development program has consisted of one brand, Candlewood Suites. To serve a perceived market demand, we added a second brand, Cambridge Suites by Candlewood, to our franchise program in November 1999. We believe the addition of the Cambridge Suites brand diversifies our franchise program and provides additional growth opportunities.

         In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels with HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. The transactions were closed in stages, beginning in 1997 and ending in early 1999. Five hotels were sold and leased back in 1997 and 26 hotels sold and leased back during 1998. The remaining three hotels were sold and leased back in January 1999. The results from operations for 1999, 1998 and 1997 reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. The gain is deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 11 to Consolidated Financial Statements.

         In June 1999, we entered into an agreement with Boston Capital Institutional Advisors LLC and Mass Mutual to jointly develop 10 to 15 new Candlewood hotels. As of December 31, 1999 we had six joint venture hotels under construction pursuant to this agreement, all of which are scheduled to open in 2000. In addition, at December 31, 1999, we had identified two additional potential joint venture development sites.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Hotel Operations
         ----------------

         Hotel Operations Revenue

         The following is a summary of 1999 and 1998 hotel operations revenues, stratified by the year in which the hotels opened (in thousands):


       Fiscal Year    Number      Fiscal 1999    Fiscal 1998     Increase     Percentage
         Opened      of Hotels      Revenues       Revenues     (Decrease)      Change
       -----------   ---------    -----------    -----------    ----------    ----------
          1999          12          $ 13,312       $    --        $13,312          N/A
          1998          32            58,048        15,043         43,005        285.9%
          1997          20            32,669        30,564          2,105          6.9
          1996           1             1,438         1,671           (233)       (13.9)
                        --          --------       -------        -------        -----
         Total          65          $105,467       $47,278        $58,189        123.1
                        ==          ========       =======        =======        =====

         Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone, sales of products from the Candlewood cupboard), was $105.5 million for 1999, compared to $47.3 million for 1998. The increase in revenue reflects the increase in the number of hotels in operation during 1999 and the full year impact of the hotels opened in 1998. Fifteen of the 32 hotels opened in 1998 opened in the fourth quarter. The following table sets forth our operating statistics for 1999 and 1998:

                                         For the Year Ended December 31,
                                       ----------------------------------
                                        1999          1998        Change
                                       ------        ------       ------
  Occupancy                              67.7%         65.7%         2.0%
  Average Daily Rate                   $58.24        $53.14        $5.10
  Revenue per available room           $39.43        $34.93        $4.50

         Average occupancy rate, which is determined by dividing the number of guest rooms occupied by the total number of guest rooms available for the period, was 67.7% for 1999, compared to 65.7% for 1998. The occupancy rate during 1999 was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. The overall increase in the occupancy rate was partially offset by a decrease in occupancy which occurred as a result of the increase in room rates at some of our more established hotels. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and to attempt to establish room rates that balance occupancy to produce optimal revenue.

         The average daily room rate in 1999 was $58.24, compared to $53.14 for 1998. Average daily room rates are determined by dividing room revenue by the number of rooms occupied for the applicable period. The increase in average daily rate was largely due to increases in room rates charged at previously opened hotels and higher introductory rates for new hotel openings. Other factors that influenced average daily room rates included:

         o stays of less than one week, which are charged at a higher nightly rate;

         o        higher rates for our one-bedroom suites; and

         o        higher rates in certain hotel locations.

         Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $39.43 for 1999, compared to $34.93 for 1998, a 12.9% increase. The increase was due to increases in the average daily occupancy rate and the average daily room rate.

         We cannot predict whether current occupancy and room rates can be maintained. Future occupancy and room rates may be impacted by a number of factors including:

         o        the number and geographic location of new hotels;

         o        the season in which new hotels open;

         o        competition;

         o        market acceptance of our hotels; and

         o        general economic conditions.

         We consider a property to have completed its initial ramp-up phase somewhere between six and twelve months following hotel opening. The ramp-up phase is dependent on the supply demand characteristics of individual markets as well as the effectiveness of our local sales efforts. We had 65 company-operated hotels open as of December 31, 1999, 12 of which opened in 1999. The following table sets forth the 1999 performance of our hotels, stratified by the year in which the hotels opened:

                                Number of                             Average Daily        Revenue per
                                 Hotels             Occupancy             Rate           Available Room
                                ---------           ---------         -------------      --------------
1999 Hotels                        12                 61.0%              $57.65              $35.14
1998 Hotels                        32                 68.7                58.50               40.18
1997 Hotels                        20                 69.2                58.31               40.33
1996 Hotels                         1                 66.8                52.51               35.09
                                   --                -----               ------              ------
   Total Hotels                    65                 67.7               $58.24              $39.43
                                   ==                =====               ======              ======

         We had 21 company-operated hotels open at December 31, 1997. The following table sets forth the performance of these hotels for the years ending December 31, 1999 and 1998, respectively:

                                          For the Year Ended December 31,
                                      -------------------------------------
                                      1999           1998            Change
                                      ----           ----            ------
Occupancy                              69.1%          70.3%           (1.2)%
Average Daily Rate                   $58.04         $53.54           $4.50
Revenue per Available Room           $40.08         $37.62           $2.46

         The average occupancy rate for the 21 hotels open as of December 31, 1997 declined 1.2 occupancy points in 1999 to 69.1%, compared to 70.3% for 1998. This decline was due in large part to our efforts in 1999 to increase room rates and geographic market performance. Many of the 21 hotels are located in the Midwest. These markets are secondary markets and typically have lower barriers to entry. The average daily room rate in 1999 increased 8.4% over 1998. Despite the decline in occupancy rates, revenue per available room increased 6.5% for the 21 hotels in 1999, compared to 1998.

         Hotel Operating Expenses

         Hotel operating expenses in 1999 totaled $60.2 million, compared to $28.3 million for 1998. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the full year impact of the 32 hotels opened in 1998 and the increase in the number of hotels in operation during 1999.

         Rent Expense on Leased Hotels

         We incurred rent expense in 1999 of $24.8 million for the 34 hotels leased as of December 31, 1999. We recorded $12.4 million of rent expense in 1998 for the 31 hotels leased as of December 31,

1998. The increase in rent expense reflects the full year lease costs of the 26 hotels sold and leased back in 1998 and the three additional hotels sold and leased back in January 1999.

         Hotel Opening Costs

         Opening costs are costs incurred prior to the opening of a hotel and include costs related to the hiring and training of hotel personnel, such as travel, compensation and relocation. During the fourth quarter of 1998, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening costs to be expensed as incurred. Prior to adoption of SOP 98-5, we capitalized and amortized opening costs using the straight-line method over a period of twelve months. Amortization expense on opening costs for 1998 is included in depreciation and amortization on the statement of operations. Opening costs for 1999 totaled $1.1 million. There were no opening cost expensed in 1998; however, we did record $1.3 million of amortization expense in 1998 for opening costs that had been capitalized. The remaining unamortized hotel opening costs were expensed in full in December 1998, as a result of our adoption of SOP 98-5, and reflected as a change in accounting principle on the statement of operations. The total amount expensed in 1998 due to the change in accounting principle was $3.9 million.

         Hotel Depreciation and Amortization

         Hotel depreciation and amortization expense (e.g. building, furniture, fixtures, equipment) for 1999, totaled $7.8 million compared to $3.4 million for 1998. The increase was primarily due to the increase in the number of company-owned hotels open and operating during 1999 and the full year impact of the hotels opened in 1998. Many of our hotels opened in the second to fourth quarters of 1998 and as a result, only a partial year's depreciation was recorded in 1998. For both 1999 and 1998, depreciation and amortization expense does not reflect any expense for the properties sold in the sale-leaseback transactions. In accordance with generally accepted accounting principles, we do not depreciate assets held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

         Corporate Operations
         --------------------

         Other Income

         Other income for 1999 totaled $1.5 million, compared to $672,000 for 1998. Other income consists primarily of franchise fees and royalty fees from franchise hotels, management fees received from two managed hotels (Cambridge Suites and the Hotel at Old Town, both located in Wichita, Kansas) and equity income from a joint venture hotel in Rockford, Illinois. At December 31, 1999, we had 11 franchised hotels in operation, compared to nine hotels at December 31, 1998. The increase in other income in 1999, compared to 1998 reflects an increase in royalty, franchise fee and management fee income, partially offset by our equity in the net loss of the Rockford, Illinois joint venture hotel. Royalty income in 1999 increased primarily due to the full year impact of the six franchise hotels that opened in 1998. Franchise fee income in 1999 increased as a direct result of our increased franchise sales efforts.

         In addition, we sold three additional hotels as part of the sale-leaseback transaction during 1999. The total sales price for these hotels was $26.6 million. A deferred gain of $2.3 million was recorded on the sales. In 1999, we recognized $1.3 million of the gain on hotels sold in 1997, 1998 and 1999, compared to $569,000 in 1998.

         Corporate Operating Expenses

         Corporate operating expenses for 1999 totaled $5.4 million, compared to $3.9 million for 1998, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 1999 reflects the expansion of our franchise sales and services team and increases in general personnel and field information system support costs. These increases were needed to launch our franchise sales program and to provide support and services to the increased number of hotels in operation.

         Abandoned Site Costs

         We recorded $2.0 million of abandoned site costs in 1999, compared to $3.8 million in 1998. Abandoned site costs represent costs related to certain development sites that we have decided not to develop.

         Corporate Depreciation and Amortization

         Corporate depreciation and amortization applicable to corporate operations for 1999 totaled $666,000, compared to $162,000 for 1998. The increase in corporate depreciation and amortization reflects the leasehold improvements and furnishings purchased in 1999 for new corporate offices and the depreciation of new systems hardware and peripheral equipment. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g. operating rights, trademarks) is computed using the straight-line method over the life of the corresponding asset.

         Interest Income and Expense

         We earned $1.0 million of interest income in 1999, compared to $1.2 million in 1998. For 1999, interest income resulted primarily from the short-term investment of the net proceeds received from the Series B Preferred Stock placement and the sale-leaseback transaction. Interest income in 1998 resulted from the short-term investment of the net proceeds received from the Series A and B Preferred Stock placements and the sale-leaseback transaction.

         We had interest expense, net of capitalized interest, of $10.1 million for 1999, compared to $214,000 for 1998. The increase in interest expense was the result of the slowdown in our development activity during 1999. We had fewer projects under construction in 1999 thereby reducing the amount of interest capitalized.

         Sales of Hotels

         As of December 31, 1999, we had sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded as income in 1999 and 1998. The following table sets forth the sale-leaseback activity for 1999 and 1998 (in thousands, except number of hotels):

                                                            For the year ended
                                                                December 31,
                                                         -------------------------
                                                          1999              1998
                                                         -------          --------
         Number of hotels sold - year                          3                26
         Number of hotels sold - total                        34                31
         Proceeds from sales of hotels,
           net of deferred gain                          $24,281          $184,841
         Rent expense on leased hotels                   $24,821          $ 12,365
         Gain recognized into earnings                   $ 1,329          $    569

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Hotel Operations
         ----------------

         Hotel Operations Revenues

         The following is a summary of 1998 and 1997 hotel operations revenues (in thousands):

       Fiscal Year      Number      Fiscal 1998      Fiscal 1997                    Percentage
         Opened       of Hotels      Revenues         Revenues        Increase        Change
       -----------    ---------     -----------      -----------      --------      ----------
          1998            32          $15,043          $   --          $15,043          N/A
          1997            20           30,564           4,651           25,913        557.2%
          1996             1            1,671           1,572               99          6.3
                          --          -------          ------          -------        -----
         Total            53           47,278          $6,223          $41,055        659.8
                          ==          =======          ======          =======        =====

         Hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone, sales of products from the Candlewood cupboard), was $47.3 million, compared to $6.2 million for 1997. The increase in revenue reflected the increase in the number of hotels in operation during 1998 and the full year impact of the hotels opened in 1997. Fifteen of the 20 hotels opened in 1997 opened in the fourth quarter. The following table sets forth our operating statistics for 1998 and 1997:

                                                   For the Year Ended
                                                      December 31,
                                               --------------------------
                                               1998      1997      Change
                                               -----     -----     ------
         Occupancy                               65.7%     52.1%     13.6%
         Average Daily Rate                    $53.14    $51.31     $1.83
         Revenue per available room            $34.93    $26.74     $8.19

          Average occupancy rate was 65.7% for 1998, compared to 52.1% for 1997. Occupancy during 1998 was positively impacted by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase as of December 31, 1998. The overall increase in the occupancy rate was partially offset by the lower occupancy typically experienced for newly opened properties. We had 53 company-operated hotels open as of December 31, 1998, 32 of which opened in 1998.

          The average daily rate in 1998 was $53.14, compared to $51.31 for 1997. The increase in average daily rate was largely due to our entry into higher priced markets. Revenue per available room was $34.93 for 1998, compared to $26.74 for 1997 and reflects the increase in the occupancy rate and the average daily rate achieved in 1998.

          The following table sets forth the 1998 performance of our hotels, stratified by the year in which the hotels opened:

                                                                  Revenue per
                        Number of                 Average Daily    Available
                         Hotels       Occupancy       Rate            Room
                       ----------     ---------   -------------   -----------
   1998 Hotels             32           57.9%        $52.31          $30.29
   1997 Hotels             20           70.0          53.53           37.48
   1996 Hotels              1           75.4          53.65           40.48
                           --           ----         ------          ------
      Total Hotels         53           65.7%         53.14           34.93
                           ==           ====         ======          ======

         The following table compares the 1998 and 1997 performance of the 21 hotels open at December 31, 1997:

                                             For the Year Ended
                                                 December 31,
                                         --------------------------
                                          1998      1997     Change
                                         -----     -----     ------
         Occupancy                         70.3%     52.1%     18.2%
         Average Daily Rate              $53.54    $51.31    $ 2.23
         Revenue per Available Room      $37.62    $26.74    $10.88

         The average occupancy rate for the 21 hotels open at December 31, 1997, increased 18.2 occupancy points in 1998. This increase reflects the positive effect on occupancy that occurred in 1998 as the hotels opened in 1997 completed or neared completion of their ramp-up phase. The average daily room rate increased by 4.4% in 1998. The increase in occupancy and average daily rates resulted in a 40.7% increase in revenue per available room for the 21 hotels in 1998, compared to 1997.

         Hotel Operating Expenses

         Hotel operating expenses for 1998 totaled $28.3 million, compared to $4.7 million for 1997. The increase in 1998 was largely due to the increased number of hotels in operation at December 31, 1998.

         Rent Expense on Leased Hotels

         We incurred rent expense of $12.4 million in 1998, compared to $79,000 in 1997. The increase in rent expense reflected the sale and leaseback of 26 additional hotels in 1998, as well as the full year lease costs of the hotels sold in 1997.

         Hotel Opening Costs

         During the fourth quarter of 1998, we elected early adoption of SOP 98-5. Prior to adoption of SOP 98-5, we capitalized and amortized opening costs using the straight-line method over a period of twelve months. Amortization expense on opening costs for 1998 and 1997 is included in depreciation and amortization on the statement of operations. There were no opening costs expensed in 1998 and 1997; however, we did record $1.3 million and $290,000 of amortization expense in 1998 and 1997, respectively, for opening costs that had been capitalized. The remaining unamortized hotel opening costs were expensed in full in December 1998, as a result of our adoption of SOP 98-5, and was reflected as a change in accounting principle on the statement of operations. The total amount expensed in 1998 due to the change in accounting principle was $3.9 million.

         Hotel Depreciation and Amortization

         Depreciation and amortization expense attributable to hotel operations for 1998 totaled $3.4 million, compared to $879,000 for 1997. The increase was primarily due to the increase in the number of company-owned hotels open and operating during 1998 and the full year impact of the hotels opened in 1997.

         Corporate Operations
         --------------------

         Other Income

         Other income for 1998 totaled $672,000, compared to $221,000 for 1997. At December 31, 1998, we had nine franchised hotels in operation, compared to three hotels at December 31, 1997. The increase in other income in 1998, compared to 1997, reflected an increase in royalty, franchise fee and management fee income, partially offset by our equity in the net loss of the Rockford, Illinois joint venture hotel.

         In addition, during 1998, we sold 26 additional hotels as part of the sale-leaseback transaction during 1997. The total sales price for these hotels was $198.4 million. A deferred gain of $13.5 million was recorded on the sale. In 1998, we recognized $569,000 of the gain on hotels sold in 1997 and 1998. There was no gain recognized during 1997.

         Corporate Operating Expenses

         Corporate operating expenses for 1998 totaled $3.9 million, compared to $2.4 million for 1997. The increase was primarily due to the salaries, wages, fringe benefits and travel for additional employees required to support the increase in hotels in operation, under construction and properties on which we performed due diligence in 1998.

         Abandoned Site Costs

         Abandoned site costs totaled $3.8 million for 1998, compared to $157,000 for 1997.

         Corporate Depreciation and Amortization

         Corporate depreciation and amortization applicable to corporate operations totaled $162,000 for 1998, compared to $143,000 for 1997. The increase in depreciation and amortization reflected the increase in furniture, fixtures and equipment as the corporate office support staff expanded to meet our growth needs.

         Interest Income and Expense

         Interest income totaled $1.2 million in 1998. This income resulted primarily from the short-term investment of the net proceeds received in the Series A and B Preferred Stock placements and the sale-leaseback transaction. For 1997, we earned $1.2 million of interest income related to the temporary investment of the net proceeds from our initial public offering of Common Stock and the Series A Preferred Stock placement.

         Interest expense, net of capitalized interest, was $214,000 in 1998, compared to $134,000 in 1997. The increase in interest expense in 1998 reflected the slowdown in our development activity in the fourth quarter of 1998.

         Sales of Hotels

         As of December 31, 1998, we had sold to and leased back from HPT 31 hotels. A deferred gain was recorded on the sales, a portion of which had been recorded as income in 1998. There was no gain recognized into income in 1997. The following table sets forth the sale-leaseback activity for 1998 and 1997 (in thousands, except number of hotels):

                                                 For the year ended
                                                     December 31,
                                               ----------------------
                                                 1998          1997
                                               --------       -------
 Number of hotels sold - year                        26             5
 Number of hotels sold - total                       31             5
 Proceeds from sales of hotels, net of
  deferred gain                                $184,841       $29,134
 Rent expense on leased hotels                 $ 12,365       $    79
 Gain recognized into earnings                 $    569       $    --

Liquidity and Capital Resources
-------------------------------

         We had cash and cash equivalents of $18.6 million at December 31, 1999, compared to $23.2 million at December 31, 1998. Net cash provided by operating activities totaled $14.1 million in 1999, compared to $29.4 million in 1998. For 1999, we recorded a net loss of $2.8 million, which includes a $2.0 million write-off of costs related to abandoned sites. The primary sources of cash for 1999 were a reduction of $20.8 million in the amount of hotels held for sale, $8.5 million of non-cash depreciation and amortization expense, and an increase of $2.0 million in deferred gain on sale of hotels. The primary uses of cash in 1999 consisted primarily of a $10.0 million increase in other assets, an increase of $2.5 million in deposits, and an increase of $2.0 million in accounts and other receivables. The increase in other assets reflects the investment in joint ventures made during 1999 with our joint venture partner. The additional deposit required for the sale-leaseback of the three hotels sold in January 1999 accounts for the increase in deposits. For 1998, we recorded a net loss of $6.3 million, which included a $3.9 million write-off of opening costs as a result of a change in accounting principle and $3.8 million of abandoned site costs. Sources of cash in 1998 included a reduction of $23.9 million in the amount of hotels held for sale, a $12.5 million increase in accounts payable and accrued expenses, an increase of $10.5 million in deferred gain on sale of hotels, and $3.6 million of non-cash depreciation and amortization expense. The primary use of cash in 1998 was an increase of $15.3 million in deposits related to the sale-leaseback of the 26 hotels sold during the year.

         Net cash used in investing activities for 1999 totaled $86.1 million, compared to $125.0 million in 1998. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, acquisition costs for potential development sites, and the costs of hotels sold accounted for the majority of the cash used. In 1999, we expended approximately $95.9 million on construction, compared to $111.3 million in 1998.

         In 1999, net cash provided by financing activities was $67.5 million, compared to $83.4 million in 1998. For 1999, net cash provided by financing activities consisted of $79.3 million in proceeds from mortgages and notes payable, partially offset by $3.5 million of principal payments on notes payable and $8.0 million of preferred stock dividend payments. The principal payments on notes payable made in 1999 related primarily to the three hotels sold as part of the sale-leaseback transaction in January 1999. Net cash provided by financing activities in 1998 totaled $83.4 million and reflected $147.1 million in proceeds from mortgages and notes payable and $39.3 million in proceeds from the Series B Preferred Stock placement, partially offset by $6.9 million of preferred stock dividend payments and $95.8 million of principal payments on notes payable. The principal payments on notes payable made in 1998 related primarily to the 26 hotels sold in 1998.

         At December 31, 1999, we had two company-owned hotels under construction with a total estimated cost of approximately $47.7 million. We have secured financing on both hotels. As of December 31, 1999, we had incurred costs of approximately $22.5 million on these projects. Under terms of the financing, our total equity requirement for these properties is $12.8 million, $11.8 million of which had been funded as of December 31, 1999. The remaining $1.0 million of equity will be funded upon completion of the hotel. In addition to the company-owned hotels under construction, at December 31, 1999, we owned one property on which construction had not begun. We are attempting to secure financing for this project.

         We had six hotels under construction at December 31, 1999 as part of our joint venture development agreement with Boston Capital Institutional Advisors and Mass Mutual. The total estimated cost of construction for these six hotels is $64.7 million. As of December 31, 1999, the joint venture had incurred costs of approximately $17.7 million on these projects. These costs include land acquisition costs, deposits and fees for surveys, legal services, environmental studies, and architectural drawings. Our total equity requirement per the loan agreements for these six hotels is $7.3 million, all of which had been funded as of December 31, 1999. In addition, we have two joint venture properties under contract at December 31, 1999 with an estimated total project cost of $23.9 million. Under the terms of our joint venture development agreement, if we do not have at least 10 hotels under construction by August 31, 2000, we may be required to increase our capital contributions relating to existing and future joint venture hotels. We have not secured financing for this contingency. We will continue to identify and evaluate potential joint venture sites.

         We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for development of projects currently under construction, payment of preferred dividends and operations through December 2000. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would similarly require additional capital. We are actively considering and/or pursuing a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures which are necessary to provide the capital needed to build or acquire additional hotels. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on our business and results of operations.

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

Impact of the Year 2000 Issue
-----------------------------

         In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of our systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe our systems successfully responded to the Year 2000 date change. We expended approximately $100,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Quantitative and Qualitative Disclosure of Market Risk
------------------------------------------------------

         Our earnings are affected by changes in interest rates as the majority of our outstanding indebtedness is at variable rates based on prime and LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance at December 31, 1999, would change by approximately $17,600. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at December 31, 1999, would change by approximately $1,200.

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

         Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to:

         o        the market acceptance of the Candlewood brand;

         o        the ability to attract and retain franchisees;

         o the risk that signed franchise agreements may not result in the construction or opening of hotels;

         o the ability to maximize revenue per available room through the management of occupancy and rate;

         o        the ability to attract and retain quality personnel;

         o        operating performance of our hotels;

         o        adverse changes in national or local economic conditions;

         o        competition from other lodging properties;

         o        changes in real property tax rates;

         o        changes in the availability, cost and terms of financing;

         o        the impact of present or future environmental legislation;

         o        the ongoing need for capital improvements;

         o        adverse changes in governmental rules and fiscal policies;

         o        adverse changes in zoning laws;

         o        civil unrest;

         o acts of God, including earthquakes and other natural disasters (which may result in uninsured losses); and

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1 Election of Directors" and under the caption "Executive Officers of the Company" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) Financial Statements

                  1. The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report are filed as part of this Report (see page F-1).

                  2. Financial Statement Schedule. See page F-1.

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

DATE:  March 24, 2000                             CANDLEWOOD HOTEL COMPANY, INC.


                                                   By:  /s/ Jack P. DeBoer
                                                      --------------------------
                                                            Jack P. DeBoer

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

                 Signature                                      Title                        Date Signed
                 ---------                                      -----                        -----------

/s/ Jack P. DeBoer                                 Chief Executive Officer and              March 24, 2000
-----------------------------------------------    Director (Principal Executive
    Jack P. DeBoer                                 Officer)

/s/ Warren D. Fix                                  Executive Vice President, Chief          March 24, 2000
-----------------------------------------------    Financial Officer, Secretary and
    Warren D. Fix                                  Director (Principal Financial
                                                   and Accounting Officer)

/s/ James E. Roos                                  President and Chief Operating            March 24, 2000
-----------------------------------------------    Officer
    James E. Roos

/s/ Gary E. Costley                                Director                                 March 24, 2000
-----------------------------------------------
    Gary E. Costley

/s/ Robert J. Cresci                               Director                                 March 24, 2000
-----------------------------------------------
    Robert J. Cresci

/s/ Mariel C. Albrecht                             Director                                 March 24, 2000
-----------------------------------------------
    Mariel C. Albrecht

/s/ Robert S. Morris                               Director                                 March 24, 2000
-----------------------------------------------
    Robert S. Morris

/s/ William L. Perocchi                            Director                                 March 24, 2000
-----------------------------------------------
    William L. Perocchi

/s/ Frank J. Pados                                 Director                                 March 24, 2000
-----------------------------------------------
    Frank J. Pados

/s/ Tony M. Salazar                                Director                                 March 24, 2000
-----------------------------------------------
    Tony M. Salazar

/s/ Thomas H. Nielsen                              Director                                 March 24, 2000
-----------------------------------------------
    Thomas H. Nielsen

/s/ Thomas L. Keltner                              Director                                 March 24, 2000
-----------------------------------------------
    Thomas L. Keltner

/s/ Thomas W. Story                                Director                                 March 24, 2000
-----------------------------------------------
    Thomas W. Story

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE*

                                                              Page
                                                              ----
Report of Independent Auditors                                 F-2
Consolidated Balance Sheets at December 31, 1999 and 1998      F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                             F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997                 F-5
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1999, 1998 and 1997                       F-6
Notes to Consolidated Financial Statements                     F-7
Schedule III - Real Estate and Accumulated Depreciation        S-1

------------------
* Certain schedules have been omitted as they are not applicable to the Company or the information is contained in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of Candlewood Hotel Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the related financial statement schedule listed in the accompanying index for the year ended December 31, 1999. These financial statements and schedule are the responsibility of the management of Candlewood Hotel Company, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                                    /s/ ERNST & YOUNG LLP
                                                    -------------------------
                                                        Ernst & Young LLP

Chicago, Illinois
February 5, 2000

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

         (In thousands, except par value, stated value, and share data)

                                                                                           December 31,
                                                                                     ------------------------
                                                                                       1999            1998
                                                                                     ---------       ---------
ASSETS

Investment in hotels completed and under construction:
      Hotels completed                                                               $ 238,320       $ 150,401
      Hotels under construction                                                         37,755          67,447
      Other costs                                                                        3,654          16,591
                                                                                     ---------       ---------
                                                                                       279,729         234,439
      Accumulated depreciation and amortization                                         (8,582)         (1,907)
                                                                                     ---------       ---------
      Net investment in hotels                                                         271,147         232,532

Cash and cash equivalents (including $407 and $521 of
       restricted cash, respectively)                                                   18,624          23,155
Deposits                                                                                26,334          23,847
Accounts and other receivables                                                           4,735           3,566
Other assets                                                                            20,437          10,258
                                                                                     ---------       ---------
              Total assets                                                           $ 341,277       $ 293,358
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages and notes payable                                                          $ 190,545       $ 114,742
Accounts payable and other accrued expenses                                             22,874          40,277
Deferred gain on sale of hotels                                                         17,431          16,771
Other liabilities                                                                        1,172           1,449
                                                                                     ---------       ---------
              Total liabilities                                                        232,022         173,239

Redeemable, convertible, cumulative preferred stock ("Series A"),
  $1,000 stated value, 65,000 shares authorized and outstanding, net of
  offering costs                                                                        61,339          61,339
Redeemable, convertible, cumulative preferred stock ("Series B"),
  $1,000 stated value, 42,000 shares authorized and outstanding, net of
  offering costs                                                                        39,350          39,398

Stockholders' equity:
      Common stock, $.01 par value, 100,000,000 shares
        authorized, 9,025,000 issued and outstanding                                        90              90
      Additional paid-in capital                                                        35,270          35,270
      Accumulated deficit                                                              (26,794)        (15,978)
                                                                                     ---------       ---------
              Total stockholders' equity                                                 8,566          19,382
                                                                                     ---------       ---------

              Total liabilities and stockholders' equity                             $ 341,277       $ 293,358
                                                                                     =========       =========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1999, 1998 and 1997
                 (In thousands, except share and per share data)

                                                                     1999             1998              1997
                                                                  ---------         ---------         ---------
REVENUES:
Hotel operations                                                  $ 105,467         $  47,278         $   6,223
Other income                                                          1,459               672               221
                                                                  ---------         ---------         ---------
     Total hotel operating revenues                                 106,926            47,950             6,444
Proceeds from sales of hotels, net of deferred gain of
 $2,319, $10,533 and $6,807, respectively                            24,281           184,841            29,134
Deferred gain recognition on sales of hotels                          1,329               569                --
                                                                  ---------         ---------         ---------
     Total Revenues                                                 132,536           233,360            35,578
                                                                  ---------         ---------         ---------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                             60,218            28,266             4,713
Corporate operating expenses                                          5,390             3,906             2,372
Rent expense on leased hotels                                        24,821            12,365                79
Hotel opening costs                                                   1,103                --                --
Abandoned Site Costs                                                  2,043             3,799               157
Depreciation and amortization                                         8,452             3,565             1,022
                                                                  ---------         ---------         ---------
     Total operating costs and expenses                             102,027            51,901             8,343
Cost of hotels sold                                                  24,281           184,841            29,134
                                                                  ---------         ---------         ---------
                                                                      6,228            (3,382)           (1,899)

Interest income                                                       1,034             1,166             1,216
Interest expense                                                    (10,053)             (214)             (134)
                                                                  ---------         ---------         ---------
     Loss before preferred dividends and cumulative effect
       of a change in accounting principle                           (2,791)           (2,430)             (817)
Preferred stock dividends                                            (8,025)           (6,338)           (1,248)
                                                                  ---------         ---------         ---------
     Loss available to common stockholders before
       cumulative effect of a change in accounting
       principle                                                    (10,816)           (8,768)           (2,065)

Cumulative effect of a change in accounting principle,
 less applicable income taxes of $0                                      --            (3,857)               --
                                                                  ---------         ---------         ---------
     Net loss available to common stockholders                    $ (10,816)        $ (12,625)        $  (2,065)
                                                                  =========         =========         =========

Per share amounts - basic and diluted
      Loss before cumulative effect of a change
        in accounting principle                                   $   (1.20)        $    (.97)        $   (0.23)
      Cumulative effect of change in accounting principle                --              (.43)               --
                                                                  ---------         ---------         ---------
      Net loss                                                        (1.20)        $   (1.40)        $   (0.23)
                                                                  =========         =========         =========
Weighted average shares outstanding - basic and diluted           9,025,000         9,025,000         9,025,000
                                                                  =========         =========         =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                                              Total
                                                        Additional        Accumulated      Stockholders'
                                     Common Stock     Paid-in Capital       Deficit           Equity
                                     ------------     ---------------     -----------      -------------
Balance at December 31, 1996              $90            $35,270            $ (1,954)        $ 33,406

Net Loss                                   --                 --                (817)            (817)
                                          ---            -------            --------         --------

Balance at December 31, 1997               90             35,270              (2,771)          32,589

Preferred stock dividends paid             --                 --              (6,920)          (6,920)
Net Loss                                   --                 --              (6,287)          (6,287)
                                          ---            -------            --------         --------

Balance at December 31, 1998               90             35,270             (15,978)          19,382

Preferred stock dividends paid             --                 --              (8,025)          (8,025)
Net Loss                                   --                 --              (2,791)          (2,791)
                                          ---            -------            --------         --------

Balance at December 31, 1999              $90            $35,270            $(26,794)        $  8,566
                                          ===            =======            ========         ========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                   1999           1998           1997
                                                                 --------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before preferred dividends and cumulative effect of
   change in accounting principle                                $ (2,791)     $  (2,430)     $    (817)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                  8,452          3,565          1,022
     Deferred gain recognition on sales of hotels                  (1,329)          (569)            --
     Abandoned site costs                                           2,043          3,799            157
     Change in:
       Hotels completed and under construction - held
        for sale                                                   20,776         23,877        (44,653)
       Deposits                                                    (2,487)       (15,253)        (8,594)
       Accounts receivable                                         (1,937)        (1,309)        (1,346)
       Opening costs                                                  718         (2,543)        (1,797)
       Other assets                                                (9,964)        (2,956)        (1,140)
       Accounts payable and other accrued expenses                 (1,360)        12,457            224
       Deferred gain on sale of hotels                              1,989         10,533          6,807
       Other liabilities                                               (1)           227            422
                                                                 --------      ---------      ---------
         Net cash provided by (used in) operating activities       14,109         29,398        (49,715)
                                                                 --------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under construction          (95,936)      (111,324)       (54,127)
Change in site acquisition costs                                   10,176        (13,731)        (4,701)
Purchase of intangible assets                                        (334)            47            (10)
                                                                 --------      ---------      ---------
         Net cash used in investing activities                    (86,094)      (125,008)       (58,838)
                                                                 --------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of preferred stock                         --         39,276         61,461
Proceeds from mortgage and notes payable                           79,287        147,101         63,286
Payments on mortgages and notes payable                            (3,484)       (95,775)       (15,327)
Preferred stock dividends                                          (8,025)        (6,920)            --
Other liabilities                                                    (276)          (272)           696
Expenditures for private placement                                    (48)            --             --
                                                                 --------      ---------      ---------
         Net cash provided by financing activities                 67,454         83,410        110,116
                                                                 --------      ---------      ---------

Net increase (decrease) in cash and cash equivalents               (4,531)       (12,200)         1,563
Cash and cash equivalents at beginning of year                     23,155         35,355         33,792
                                                                 --------      ---------      ---------
Cash and cash equivalents at end of year                         $ 18,624      $  23,155      $  35,355
                                                                 ========      =========      =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                           $ 14,886      $   7,147      $   3,335
                                                                 ========      =========      =========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

     A.  DESCRIPTION OF BUSINESS

     Candlewood Hotel Company, Inc. (the "Company") owns, operates, franchises, manages, constructs and develops a nationwide hotel chain under the name Candlewood Suites. The hotels are designed to serve extended-stay, value oriented guests with high quality, fully equipped studio units. The first hotel commenced operations on May 5, 1996, and as of December 31, 1999, the Company had a portfolio of 76 properties ("Hotels"). Of these properties, the Company operated 65 Hotels and 11 were franchised and operated by third parties. Of the Company operated Hotels, 31 were wholly-owned and 34 were leased from a third party. The Company also had two Company-owned, six joint venture and five franchised Hotels under construction at year-end.

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

     Prior to the Offering, the membership interests in Candlewood LLC were owned 50% by Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotel Corporation, ("Doubletree"), 42.5% by JPD Corporation and certain trusts (the "DeBoer Trusts") and 7.5% by the Warren D. Fix Family Partnership, L.P. (the "Fix Partnership"). JPD Corporation is a Kansas corporation owned by Mr. Jack P. DeBoer, the Company's Chairman and Chief Executive Officer. Warren D. Fix, the Company's Executive Vice President and Chief Financial Officer, is the general partner and majority owner of the Fix Partnership.

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

     In August 1998, the Company completed the private placement of $42.0 million of its Series B Preferred Stock and warrants to purchase its Common Stock. In total, 42,000 shares of Series B Preferred Stock were issued at an offering price of $1,000 per share (the "Stated Value"). Preferred stockholders were also issued, at no additional cost, warrants to purchase 336,000 shares of Common Stock at $12.00 per share. These warrants expire on July 13, 2005. The net proceeds to the Company were approximately $39.4 million after deducting commissions and expenses. The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum. Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Series B Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

     D.  RESTRICTED CASH

     Restricted cash represents cash that, under the terms of certain letters of credit, has been set aside for pending land acquisitions and financing. These funds are generally applied as payments upon the closing of escrow of related acquisitions or released to the Company shortly thereafter.

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

     F.  INTANGIBLE ASSETS

     Pursuant to the terms of the Limited Liability Company Agreement of Candlewood LLC, JPD Corporation contributed the ownership rights, title and interest in the Candlewood Hotel name and logo and certain other intangibles to the Company in 1996 at the agreed-upon value of $200,000. Such amount is included in intangible assets and is being amortized using the straight-line method over a period of twenty years. Intangible assets also include costs for patents and trademarks. These assets are being amortized using the straight-line method over a period of twenty years and are included in other assets on the accompanying balance sheet.

     G.  DEFERRED FINANCING COSTS

     Deferred financing costs are costs incurred to obtain construction and permanent financing and are included in other assets on the accompanying balance sheets. These costs are amortized over the life of the related loan on the level yield basis.

     H.  REVENUE RECOGNITION

     Room revenue and other revenues are recognized when earned. Recognition of franchise fee revenue is deferred until all material services or conditions relating to the respective franchise have been substantially performed or satisfied by the Company. Such revenue when recognized is included in other income on the accompanying statements of operations.

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

     I.  INCOME TAXES

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

     During the fourth quarter of 1998, the Company elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening and organization costs to be expensed as incurred. The remaining unamortized opening and organization costs of $3.9 million were expensed in the accompanying 1998 Statement of Operations and reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change was a one-time charge in 1998.

     K.  INVESTMENTS IN JOINT VENTURES

     The Company owns certain investments in joint ventures in which it owns 50% or less of the voting equity that it accounts for under the equity method of accounting. As of December 31, 1999, the Company had contributed $7.0 million of investment in joint ventures. This amount is included in other assets on the accompanying balance sheets. For the years ended December 31, 1999, 1998 and 1997, an equity loss in joint ventures was recorded of $91,000, $100,000 and $4,000, respectively, which is a reduction in other income on the accompanying statements of operations.

     The Company has one significant joint venture that was formed in 1999. Operations for this joint venture had not yet commenced as of December 31, 1999. The following is unaudited financial information for the joint venture as of December 31, 1999:

                                                    1999
                                                   -------
                                               (In thousands)

     Hotels under development                      $16,043
     Other assets                                    1,692
                                                   -------
     Total assets                                  $17,735
                                                   =======

     Total development liabilities                 $12,666
     Total equity                                    5,069
                                                   -------
     Total liabilities and equity                  $17,735
                                                   =======

     L.  SEGMENT REPORTING

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

     The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments for the years ended December 31, 1999 and 1998, respectively, is as follows:


                                                             Year ended December 31, 1999
                                                   ------------------------------------------------
                                                   Operation of          Sale of
                                                      Hotels              Hotels            Total
                                                   ------------          -------           --------
                                                                    (In thousands)
     Revenues from external customers                 $106,926           $24,281           $131,207
     Interest expense                                   10,053                --             10,053
     Depreciation expense                                7,787                --              7,787
     Segment profit                                     14,100             1,329             15,429

     Hotels assets:
        Hotels completed and under construction        276,075                --            276,075
        Accounts receivable                              2,246             2,014              4,260
     Deferred gain on sale of hotels                        --            17,431             17,431


                                                Year ended December 31, 1998
                                             ------------------------------------
                                             Operation of   Sale of
                                                Hotels      Hotels        Total
                                             ------------   --------     --------
                                                        (In thousands)
Revenues from external customers               $ 47,950     $184,841     $232,791
Interest expense                                    214           --          214
Depreciation expense                              3,403           --        3,403
Segment profit                                    3,916          569        4,485

Hotels assets:
   Hotels completed and under construction      197,072       20,776      217,848
   Accounts receivable                            1,195        2,213        3,408
Deferred gain on sale of hotels                      --       16,771       16,771

     The difference between segment profit and net income is corporate expenses not specific to the Company's reportable segments.

     For the year ended December 31, 1997, net revenues from the sale of hotels were $29.1 million, and hotel assets held for sale were $44.7 million. The remainder of the Company's revenues, expenses and assets were from the operation of hotels and corporate overhead activities.

     M.  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

     N.  RECLASSIFICATIONS

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications have no effect on the operations or equity as originally presented.

3.   INVESTMENT IN HOTELS COMPLETED AND UNDER CONSTRUCTION

Investment in Hotels consists of the following:


                                            1999           1998
                                          ---------      ---------
                                              (In thousands)
Hotels completed:
    Land                                  $  39,863      $  26,407
    Buildings and improvements              164,799        104,595
    Furniture, fixtures and equipment        33,658         19,399
                                          ---------      ---------
                                            238,320        150,401
Hotels under construction                    37,755         67,447
Other costs                                   3,654         16,591
                                          ---------      ---------
                                            279,729        234,439
Less accumulated depreciation                (8,582)        (1,907)
                                          ---------      ---------
                                          $ 271,147      $ 232,532
                                          =========      =========

Approximately $20.8 million of the balance in Hotels completed and Hotels under construction at December 31, 1998 was held for sale as part of the transactions described in Note 11. There were no assets held for sale at December 31, 1999. Hotels completed and Hotels under construction also include capitalized interest costs. The Company incurred interest costs of approximately $15.3 million and $8.0 million of which $5.2 million and $7.8 million in 1999 and 1998, respectively, were capitalized. Depreciation expense for completed Hotels for the years ended December 31, 1999, 1998 and 1997, was approximately $7.8 million, $3.4 million and $991,000, respectively.

Other costs included approximately $3.7 million and $15.9 million of acquisition costs at December 31, 1999 and 1998, respectively. Acquisition costs related to abandoned site costs of approximately $2.0 million, $3.8 million and $157,000 were charged to operations in 1999, 1998 and 1997, respectively.

4.   MORTGAGES AND NOTES PAYABLE

A summary of mortgages and notes payable is as follows:

                                                                                      December 31,
                                                                                  --------------------
                                                                                    1999       1998
                                                                                  --------    --------
                                                                                     (In thousands)
Mortgage notes:

     Mortgage notes payable to a bank, secured by individual Hotels, interest payable monthly at rates ranging from LIBOR plus 2.75% to prime plus 1.25%, principal payments commencing twelve to eighteen months following Hotel
     opening, with maturity dates ranging from February 2000 to December 2007      $19,013      $3,948

     Mortgage notes payable to a financial institution secured by individual
     Hotels, interest payable monthly at rates ranging from LIBOR plus 3.40% to
     4.25%, principal payments commencing twelve to eighteen months from related
     loan closing, with maturity dates ranging from March 2001 to September 2003   156,532      95,794

Notes payable:

     Subordinate credit facility due to stockholder, interest payable quarterly at a rate of 15.0%, with principal of $12.5 million and $2.5 million
     payable at maturity in November 2001, and July 2002, respectively              15,000      15,000
                                                                                  --------    --------
                                                                                  $190,545    $114,742
                                                                                  ========    ========

LIBOR rates, depending on the maturity dates of the individual notes, ranged from 6.17% to 6.48% at December 31, 1999, to 5.08% to 5.55% at December 31,
1998. The prime rate at December 31, 1999 was 8.50%.

Certain of the Company's debt is partially guaranteed by Doubletree. As of December 31, 1999 and 1998, approximately $7.4 million and $8.4 million, respectively, of the Company's debt was guaranteed by Doubletree.

Scheduled principal payments required on mortgage and other notes payable subsequent to December 31, 1999, are as follows:


Year Ending December 31,                 (In thousands)
------------------------                 --------------
        2000                                 $  5,173
        2001                                   47,599
        2002                                  102,781
        2003                                   25,162
        2004                                    6,810
        Thereafter                              3,020
                                             --------
                 Total                       $190,545
                                             ========

5.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK

General
-------

The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At December 31, 1999, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

Series A Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At August 31, 2004, the Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Series B Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

Immediately prior to the offering, Doubletree, JPD Corporation and the Fix Partnership received 5,175,000 shares in exchange for their outstanding membership interests in Candlewood LLC and certain minority interests in subsidiary LLC's (Note 1). Total shares outstanding at December 31, 1999 and 1998 were 9,025,000.

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

A summary of the Company's stock option activity and related exercise price information for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                            Weighted Average
                                              Shares         Exercise Price
                                             ---------      ----------------
Options outstanding, December 31, 1996         354,200           $10.00

Granted                                        296,250             8.74
Exercised                                           --               --
Canceled                                       (44,650)            9.96
                                             ---------           ------
Options outstanding, December 31, 1997         605,800             9.39

Granted                                        397,800             7.36
Exercised                                           --               --
Canceled                                      (103,700)            8.11
                                             ---------           ------
Options outstanding, December 31, 1998         899,900             8.73

Granted                                        565,300             4.24
Exercised                                           --               --
Canceled                                      (277,377)            7.62
                                             ---------           ------
Options outstanding, December 31, 1999       1,187,823           $ 6.82
                                             =========           ======

At December 31, 1999, 1,187,823 options were outstanding at prices ranging from $2.44 to $11.38. There were 338,674, 222,700 and 200,608 shares exercisable by employees as of December 31, 1999, 1998 and 1997, respectively.

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

                                           1999           1998           1997
                                         --------       -------        -------
Net loss, as reported (in thousands)     $(2,791)       $(6,287)       $  (817)
Net loss, pro forma (in thousands)        (3,349)        (6,619)        (1,119)
Net loss per share, as reported            (1.20)         (1.40)         (0.23)
Net loss per share, pro forma              (1.26)         (1.44)         (0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield                   0.0%        0.0%         0.0%
Expected stock price volatility         66.87%      44.50%        44.5%
Risk-free interest rate                  5.14%       5.21%        6.09%
Expected life of options              5 years     5 years      5 years

The weighted-average fair value of the options granted during 1999, 1998, and 1997 is $2.22, $3.06 and $4.06 per share, respectively. The weighted-average exercise price and weighted-average contractual life, by exercise price range for options outstanding is as follows:

                                                                     Weighted-Average
                                                                         Remaining
                             Number of          Weighted-Average        Contractual
     Exercise Price           Options            Exercise Price             Life
     --------------          ---------          ----------------     ----------------
     $2.44 to $2.88           100,850               $ 2.57               9.8 years
     $3.81 to $4.81           467,137                 4.59               9.1 years
     $7.25 to $10.50          579,836                 9.06               7.5 years
     $11.25 to $11.38          40,000                11.28               7.6 years

The weighted-average exercise price of the options exercisable as of December 31, 1999, 1998 and 1997 were $9.11, $9.71 and $10.00, respectively.

8.   EMPLOYEE BENEFITS PLAN

Effective June 1, 1996, the Company established the Candlewood Hotel Company 401(k) Profit Sharing Plan (the "Plan") for its employees. Generally, all full-time employees over the age of 21 who have completed ninety days of service, as amended, are eligible to participate in the Plan. Employees are permitted to contribute up to 15% of their individual compensation, subject to certain limitations established by the Internal Revenue Service for plans of this type. The Company may, but is not obligated to, make contributions on behalf of each participant. Effective October 1, 1999, the Company match rate was increased from 25% to 50% of all participants' contributions, not to exceed 6% of the employee's compensation. For the years ended December 31, 1999, 1998 and 1997 respectively, the Company matched contributions in the amount of approximately $201,000, $94,000 and $22,000.

9.   RELATED PARTY TRANSACTIONS

As of December 31, 1999, the Company had two managed hotel properties in which the Company's chairman had a controlling interest. These properties are the Cambridge Suites and the Hotel at Old Town, both located in Wichita, Kansas. For the years ended December 31, 1999, 1998 and 1997 respectively, the Company received management fees from these properties in the amount of approximately $150,000, $52,000 and $47,000.

The Company purchases property and casualty insurance, workers' compensation coverage, and builders risk insurance through an insurance agency ("Agency") in which the Company's chairman owns a minority interest. Prior to March 15, 1999, the Company also rented office space and equipment under a five-year lease from a corporation in which the Company's chairman owned a minority interest. In addition, certain corporate travel is purchased from a corporation owned by the Company's chairman. A summary of the dollar amounts of these transactions and the related payable at year-end is as follows:


                                                        Year Ended December 31,
                                                       --------------------------
                                                        1999       1998     1997
                                                       ------     ------     ----
                                                            (In thousands)
Total insurance premiums for third party insurance     $1,213     $1,134     $167
Office and equipment rent                                  20        118      117
Corporate air travel                                      199        396       41

Amounts payable at December 31:                            41         17       37

10.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's approximated deferred income tax assets and liabilities are as follows:


                                                     1999       1998     1997
                                                    ------     ------     ----
                                                          (In thousands)
DEFERRED TAX ASSETS:
Taxable gain on sale/lease-back transaction
  in excess of book income                          $  467     $1,207     $475
Deferred franchise fee revenue                          94        132      153
Excess book expenses over tax                        1,483      1,234      128
Tax benefit of net operating loss carryforwards      5,301      1,929      189
                                                    ------     ------     ----
     Total gross deferred tax assets                 7,345      4,502      945
Valuation allowance                                  4,274      3,238      575
                                                    ------     ------     ----
     Total deferred tax assets                       3,071      1,264      370
                                                    ------     ------     ----

DEFERRED TAX LIABILITIES:
Excess tax depreciation over book                    3,008      1,197      106
Financial basis in excess of tax basis of
  intangible assets                                     63         67       75
                                                    ------     ------     ----
     Total deferred tax liabilities                  3,071      1,264      181
                                                    ------     ------     ----
         Net deferred tax asset                     $   --     $   --     $189
                                                    ======     ======     ====

The Company had $60,000 in prepaid taxes that it expects to have refunded in 2000. The taxes payable reflected in the above schedule resulted from items that are currently taxable for federal and state income tax purposes but were not included in book net income. Timing differences that resulted in a deferred tax asset but did not result in current taxes payable were offset by a valuation allowance due to the uncertainty of the ultimate realization of the asset.

The Company had a cumulative net operating loss carryforward available to offset future taxable income of $13.2 million and $4.8 million as of December 31, 1999 and 1998, respectively. Net operating losses, available to offset future taxable income, generated in the years ended December 31, 1999, 1998 and 1997, were approximately $8.4 million, $4.3 million and $421,000, which expire in 2014, 2013, and 2012, respectively.

11.  SALE/LEASEBACK

In November, 1997, the Company entered into an agreement with Hospitality Properties Trust ("HPT"), to sell 15 hotels for a total purchase price of $100.0 million, and to lease the hotels back from the buyer under a non-cancelable operating lease. The Company completed the sale and leaseback of five hotels in December 1997, nine hotels in the first quarter of 1998, and one hotel in the second quarter of 1998. In December 1998, the Company agreed to sell two additional hotels to HPT under the terms of the 1997 transaction. These hotels were sold in January 1999.

In May 1998, the Company announced a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $142.4 million, as amended. The Company completed the sale and leaseback of four hotels in the second quarter of 1998, six hotels in the third quarter of 1998, six hotels in the fourth quarter of 1998, and one hotel in the first quarter of 1999. As of December 31, 1999, all of the hotels had been sold.

Terms of the sales are all cash at the close of escrow for hotels sold. The lease term for the non-cancelable operating leases is approximately 14 years for the 17 hotels in the first transaction and 13 years for the 17 hotels in the second transaction with all leases expiring on December 31, 2011. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

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

As of December 31, 1999, the Company had completed the sale of all 34 hotels, three of which were sold in 1999. The cumulative sales price for the three hotels sold during 1999 was $26.6 million with a total deferred gain on the sale of the hotels of $2.3 million. In total, the Company has sold $260.9 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note 2). The Company recognized approximately $1.3 million of deferred gain into income in 1999. As of December 31, 1999, the Company has recognized a total of $1.9 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations.

12.  COMMITMENTS

The Company leases corporate office space and certain equipment at its hotels and corporate offices under non-cancelable operating leases that expire at various dates through March 2004. The total monthly payment on these leases is approximately $95,000.

The Company leases 34 Hotels under non-cancelable operating leases expiring in December 2011. The leases call for monthly lease payments of approximately $2.2 million plus additional rent of 10% of defined excess revenues over stipulated base year amounts, if any.

Payments for all operating leases for the years ended December 31, 1999, 1998, and 1997, were approximately $27,261,000, $13,900,000, and $283,000, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 1999 are as follows:

                                                    (In thousands)
                                                    --------------
Year Ending December 31,
        2000                                            $ 27,441
        2001                                              27,428
        2002                                              27,405
        2003                                              27,265
        2004                                              26,634
        Thereafter                                       184,742
                                                        --------
        Total future minimum lease payments             $320,915
                                                        ========

The Company leases phone systems at certain hotels under non-cancelable capital leases that expire in June 2000. The total monthly payment on these leases is approximately $25,000. As of December 31, 1999, $151,000 of lease obligations remained. For the years ended December 31, 1999, 1998 and 1997, the Company made payments on capital leases in the amounts of $304,000, $304,000, and $152,000, respectively.

13.  LITIGATION AND LEGAL MATTERS

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. All such proceedings taken together are not expected to have a material adverse impact on the Company.

14.  EPS-EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      1999             1998             1997
                                                                   -----------      -----------      -----------
                                                                (In thousands, except for share and per share data):
Loss available to common stockholders before preferred
     dividends and cumulative effect of a change in
     accounting principle                                          $    (2,791)     $    (2,430)     $      (817)
Convertible preferred stock dividends                                   (8,025)          (6,338)          (1,248)
                                                                   -----------      -----------      -----------
Loss available to common stockholders before cumulative effect
     of a change in accounting principle                               (10,816)          (8,768)          (2,065)
Cumulative effect of a change in accounting principle,
     net of tax                                                             --           (3,857)              --
                                                                   -----------      -----------      -----------
Net loss available to common stockholders (Numerator for basic
     earnings per share)                                               (10,816)         (12,625)          (2,065)
Dilutive securities - Preferred stock dividends                             --               --               --
                                                                   -----------      -----------      -----------
Income available to common stockholders after assumed
     conversion of Preferred Stock -
     (Numerator for diluted earnings per share)                    $   (10,816)     $   (12,625)     $    (2,065)
                                                                   ===========      ===========      ===========

Weighted-average common shares - (Denominator for
     basic earnings per share)                                       9,025,000        9,025,000        9,025,000
Dilutive securities - Employee stock options                                --               --               --
Dilutive securities - Preferred stock                                       --               --               --
                                                                   -----------      -----------      -----------
Adjusted weighted - average common shares
     and assumed conversion of Preferred Stock -
     (Denominator for diluted earnings per share)                    9,025,000        9,025,000        9,025,000
                                                                   ===========      ===========      ===========

Per share amounts - basic and diluted
Income before a cumulative effect of a change in accounting
     principle                                                     $     (1.20)     $     (0.97)     $     (0.23)
Cumulative effect of a change in accounting principle                       --             (.43)              --
                                                                   ===========      ===========      ===========
Net loss                                                           $     (1.20)     $     (1.40)     $     (0.23)
                                                                   ===========      ===========      ===========

For additional disclosures regarding the convertible preferred stock and the employee stock options, see Notes (5) and (7).

Options to purchase 1,187,823 shares of common stock at a weighted average exercise price of $6.82 per share were outstanding as of December 31, 1999. These options were not included in the computation of diluted earnings per share as the Company had a net loss available to common stockholders, and the inclusion of such options would be antidilutive.

As of December 31, 1999, the Company has $65.0 million and $42.0 million, respectively, of Series A and Series B Preferred Stock outstanding (See Note 5). The assumed conversion of these shares into approximately 11.3 million shares of common stock would be antidilutive and, therefore, was not included in the reported diluted earnings per share calculation.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is unaudited quarterly data for 1999 and 1998 (amounts in thousands, except for per share amounts.)

                                                         FIRST             SECOND              THIRD              FOURTH
                                                        QUARTER            QUARTER            QUARTER             QUARTER
           1999                                        ENDED 3/31         ENDED 6/30         ENDED 9/30         ENDED 12/31
-------------------------------                        ----------         ----------         ----------         -----------
Hotel Operating Revenue                                 $ 21,267           $ 26,906           $ 29,585           $ 27,709
Total revenues                                            44,851             27,470             30,518             28,612
Income (loss) before preferred stock dividends            (2,053)               135              2,115             (2,988)
Net income (loss) available to
     common shareholders                                  (4,032)            (1,866)                92             (5,010)
Weighted average shares outstanding --
     basic and diluted                                     9,025              9,025              9,025              9,025
Net loss per share of common stock --
     basic and diluted                                  $  (0.45)          $  (0.20)          $   0.01           $  (0.56)


           1998
-------------------------------

Hotel Operating Revenue                                 $  6,917           $ 10,330           $ 14,120           $ 15,911
Total revenues                                            56,053             66,190             44,546             66,571
Cumulative effect of change in accounting
     principle                                                --                 --                 --             (3,857)
Income (loss) before preferred stock dividends               469                829                954             (8,539)
Net loss available to common shareholders                   (733)              (386)              (944)           (10,562)
Weighted average shares outstanding --
     basic and diluted                                     9,025              9,025              9,025              9,025
Net loss per share of common stock --
     basic and diluted                                  $  (0.08)          $  (0.04)          $  (0.10)          $  (1.18)

                                  SCHEDULE III

                         CANDLEWOOD HOTEL COMPANY, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                               Costs Capitalized
                                                                                                  Subsequent to
                                                                  Initial Cost to Company          Acquisition
                                                                  -----------------------      --------------------

          (1)                                                                Depreciable               Depreciable
   Candlewood Hotels               Location       Encumbrances     Land        Property       Land       Property
   -----------------           ----------------   ------------    ------     -----------      ----     -----------
Wichita                              Wichita KS     $   --        $   --        $   --        $ --          $90
Omaha                                  Omaha NE         --            --            --          --           30
Denver - Tech Center                  Denver CO         --            --            --          --           25
Louisville                        Louisville KY         --            --            --          --           51
Cincinnati-Blue Ash                 Blue Ash OH         --            --            --          --           36
Birmingham                        Birmingham AL         --            --            --          --           12
Kansas City                    Overland Park KS      3,901           548         5,376          --           21
Norfolk - Hampton                    Hampton VA         --            --            --          --           26
Wichita - Airport                    Wichita KS         --            --            --          --           37
Charlotte - Coliseum               Charlotte NC      3,150           403         3,803          --            4
Detroit - Southfield              Southfield MI         --            --            --          --           16
Raleigh-Cary                         Raleigh NC      3,419           578         5,235          --           31
Philadelphia - Willow Grove     Willow Grove PA         --            --            --          --           35
Houston - Clear Lake              Clear Lake TX         --            --            --          --           23
Knoxville                          Knoxville TN      3,727           566         4,380          --           12
Phoenix                              Phoenix AZ         --            --            --          --           64
Salt Lake City - Airport      Salt Lake City UT         --            --            --          --           42
Salt Lake City - Ft. Union         Ft. Union UT         --            --            --          --           29
Houston - Loop Central               Houston TX      6,239         1,842         5,573          --           25
Houston - Town & Country             Houston TX         --            --            --          --           56
Irvine East - Lake Forest        Irvine East CA         --            --            --          --           39
Phoenix-Tempe                          Tempe AZ         --            --            --          --           30
Detroit - Auburn Hills          Auburn Hills MI      6,058         1,205         6,218          --           13
Jacksonville                    Jacksonville FL         --            --            --          --           54
Huntsville                        Huntsville AL         --            --            --          --           15
Dallas - Fort Worth             Fossil Creek TX      4,555           592         4,651          --           37
Detroit - Troy                          Troy MI      5,358         1,003         6,266          --           13
Miami - Airport                        Miami FL      5,740         2,004         7,484          --           10
Detroit - Warren                      Warren MI         --            --            --          --           26
Pittsburgh-Airport                Pittsburgh PA         --            --            --          --           15
Des Moines                        Des Moines IA         --            --            --          --            2
Irving - Las Colinas             Las Colinas TX         --            --            --          --           20
Chicago - Libertyville          Libertyville IL      5,718         1,120         6,754          --           18
Austin - Northwest                    Austin TX         --            --            --          --           33
Somerset                            Somerset NJ         --            --            --          --           15
Charlotte-University               Charlotte NC         --            --            --          --           25
Dallas - Arlington                 Arlington TX      5,312           861         6,373          --           21
Irvine - Spectrum                     Irvine CA      6,249         2,116         6,438          --           33
Albuquerque                      Albuquerque NM         --            --            --          --           26
Nashville - Brentwood              Brentwood TN         --            --            --          --           12
Houston - Westchase                Westchase TX         --            --            --          --           38
Dallas - Galleria                     Dallas TX      6,171         2,005         6,291          --           17
Dallas - Plano                         Plano TX      5,490         1,518         6,065          --           19
Denver - Lakewood                     Denver CO         --            --            --          --           16
Boston - Braintree                    Boston MA         --            --            --          --           24
Detroit - Ann Arbor                Ann Arbor MI      5,423           962         6,434          --           18
Orlando - Altamonte Springs          Orlando FL      5,413         1,572         5,615          --           15
Greensboro                        Greensboro NC      4,806         1,004         5,531          --           18
Dallas - North / Richardson           Dallas TX      4,875         1,579         6,100          --           11


                                      Gross Amount Carried
                                 at Close of Period 12/31/99(5)
                               ---------------------------------
                                                                         (2)             (3)
          (1)                             Depreciable                Accumulated       Date of        Date of
   Candlewood Hotels            Land        Property       Total     Depreciation    Construction   Acquisition
   -----------------           ------     -----------      ------    ------------    ------------   -----------
Wichita                        $   --        $   90        $   90        $  3           May-96        Apr-95
Omaha                              --            30            30           2           Apr-97        May-96
Denver - Tech Center               --            25            25           2           Apr-97        Jun-96
Louisville                         --            51            51           5           Jun-97        Sep-96
Cincinnati-Blue Ash                --            36            36           3           Jun-97        Sep-96
Birmingham                         --            12            12           1           Oct-97        Dec-96
Kansas City                       548         5,397         5,945         446           Oct-97        Dec-96
Norfolk - Hampton                  --            26            26           2           Oct-97        Dec-96
Wichita - Airport                  --            37            37           4           Nov-97        Feb-97
Charlotte - Coliseum              403         3,807         4,210         303           Dec-97        Feb-97
Detroit - Southfield               --            16            16           2           Feb-98        Feb-97
Raleigh-Cary                      578         5,266         5,844         301           Apr-98        Feb-97
Philadelphia - Willow Grove        --            35            35           3           Nov-97        Mar-97
Houston - Clear Lake               --            23            23           3           Dec-97        Mar-97
Knoxville                         566         4,392         4,958         332           Jan-98        Mar-97
Phoenix                            --            64            64           5           Jan-98        Mar-97
Salt Lake City - Airport      S    --            42            42           4           Jan-98        Mar-97
Salt Lake City - Ft. Union         --            29            29           2           Jan-98        Mar-97
Houston - Loop Central          1,842         5,598         7,440         392           Mar-98        Mar-97
Houston - Town & Country           --            56            56           5           Apr-98        Mar-97
Irvine East - Lake Forest          --            39            39           3           Nov-97        Apr-97
Phoenix-Tempe                      --            30            30           3           Mar-98        May-97
Detroit - Auburn Hills          1,205         6,231         7,436         328           May-98        May-97
Jacksonville                       --            54            54           3           Feb-98        Jun-97
Huntsville                         --            15            15           1           Feb-98        Jun-97
Dallas - Fort Worth               592         4,688         5,280         318           Mar-98        Jun-97
Detroit - Troy                  1,003         6,279         7,282         336           Jun-98        Jun-97
Miami - Airport                 2,004         7,494         9,498          90           Aug-99        Aug-97
Detroit - Warren                   --            26            26           2           Apr-98        Sep-97
Pittsburgh-Airport                 --            15            15           2           Apr-98        Sep-97
Des Moines                         --             2             2          --           May-98        Sep-97
Irving - Las Colinas               --            20            20           1           Jun-98        Sep-97
Chicago - Libertyville          1,120         6,772         7,892         361           Jun-98        Sep-97
Austin - Northwest                 --            33            33           3           Jul-98        Sep-97
Somerset                           --            15            15           1           Oct-98        Sep-97
Charlotte-University               --            25            25           2           Jul-98        Oct-97
Dallas - Arlington                861         6,394         7,255         321           Aug-98        Oct-97
Irvine - Spectrum               2,116         6,471         8,587         300           Sep-98        Dec-97
Albuquerque                        --            26            26           2           Sep-98        Dec-97
Nashville - Brentwood              --            12            12           1           Oct-98        Dec-97
Houston - Westchase                --            38            38           3           Oct-98        Dec-97
Dallas - Galleria               2,005         6,308         8,313         289           Oct-98        Dec-97
Dallas - Plano                  1,518         6,084         7,602         272           Oct-98        Jan-98
Denver - Lakewood                  --            16            16           1           Nov-98        Jan-98
Boston - Braintree                 --            24            24           2           Nov-98        Jan-98
Detroit - Ann Arbor               962         6,452         7,414         265           Nov-98        Feb-98
Orlando - Altamonte Springs     1,572         5,630         7,202         252           Nov-98        Feb-98
Greensboro                      1,004         5,549         6,553         214           Dec-98        Feb-98
Dallas - North / Richardson     1,579         6,111         7,690         211           Jan-99        Feb-98

                                  SCHEDULE III

                         CANDLEWOOD HOTEL COMPANY, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                              Costs Capitalized
                                                                       Initial Cost to          Subsequent to
                                                                            Company              Acquisition
                                                                     ---------------------   --------------------

          (1)                                                                  Depreciable            Depreciable
   Candlewood Hotels                Location          Encumbrances    Land      Property      Land     Property
------------------------       -----------------      ------------   ------    -----------   ------   -----------
Anaheim - South                       Anaheim CA        $  6,225     $1,666      $6,925       $ --       $   17
Clearwater - St. Petersburg    St. Petersburg FL           4,238        908       4,726         --           13
Baltimore - Airport                 Baltimore MD              --         --          --         --           17
Chicago - Schaumburg               Schaumburg IL           5,752      1,211       7,227         --           16
Chicago - Naperville               Naperville IL           5,976      1,772       7,289         --           16
Chicago - Waukegan                   Waukegan IL           5,557        863       6,854         --           21
St. Louis - Earth City              St. Louis MO           5,465        938       5,922         --           31
Philadelphia - Mt. Laurel          Mt. Laurel NJ           4,473        802       6,602         --           --
Minneapolis                       Minneapolis MN              --         --          --         --           14
Austin - South                         Austin TX              --         --          --         --           21
Atlanta - Gwinnett Place              Atlanta GA           5,683      2,153       5,774         --           10
Columbus - East                      Columbus OH           4,379        620       6,105         --            6
Chicago - Hoffman Estates     Hoffman Estates IL           5,619      1,413       7,265         --            5
Cleveland - North Olmsted           Cleveland OH           6,802      1,455       6,820         --            7
Oklahoma City                   Oklahoma City OK           4,068        779       6,204         --            9
Chicago - O'Hare Airport        Schiller Park IL           8,964      3,765      11,043         --            1
Jersey City                       Jersey City NJ             100      3,171       5,709         --           --
San Jose - Santa Clara            Santa Clara CA           3,162      2,961       4,620         --           --
Las Vegas                           Las Vegas NV           7,478      5,646      11,720         --           --
Detroit - Farmington Hills            Detroit MI              --      1,920       1,974         --           --
Corporate(4)                                              15,000         40       1,589         --        2,057
Acquisition costs for
 potential sites                                                      3,654         --          --           --
                                                        --------    -------    --------       ----       ------
                                                        $190,545    $57,215    $218,955       $ --       $3,559
                                                        ========    =======    ========       ====       ======

                                   Gross Amount Carried
                               at Close of Period 12/31/99(5)
                              ---------------------------------
                                                                       (2)            (3)
          (1)                              Depreciable              Accumulated      Date of        Date of
   Candlewood Hotels           Land         Property      Total     Depreciation   Construction   Acquisition
------------------------      -------      -----------    ------    ------------   ------------   -----------
Anaheim - South               $ 1,666     $  6,942       $8,608       $  328         Sep-98        Mar-98
Clearwater - St. Petersburg       908        4,739        5,647          188         Dec-98        Mar-98
Baltimore - Airport                --           17           17            1         Dec-98        Mar-98
Chicago - Schaumburg            1,211        7,243        8,454          218         Feb-99        Mar-98
Chicago - Naperville            1,772        7,305        9,077          217         Feb-99        Mar-98
Chicago - Waukegan                863        6,875        7,738          248         Dec-98        Apr-98
St. Louis - Earth City            938        5,953        6,891          164         Mar-99        Apr-98
Philadelphia - Mt. Laurel         802        6,602        7,404          118         Jun-99        Apr-98
Minneapolis                        --           14           14            1         Nov-98        May-98
Austin - South                     --           21           21            2         Dec-98        May-98
Atlanta - Gwinnett Place        2,153        5,784        7,937          185         Feb-99        May-98
Columbus - East                   620        6,111        6,731          144         May-99        May-98
Chicago - Hoffman Estates       1,413        7,270        8,683          173         Apr-99        Jul-98
Cleveland - North Olmsted       1,455        6,827        8,282          166         Apr-99        Jul-98
Oklahoma City                     779        6,213        6,992          112         Jun-99        Jul-98
Chicago - O'Hare Airport        3,765       11,044       14,809           26         Nov-99        Jul-98
Jersey City                     3,171        5,709        8,880           --            N/A        Sep-98
San Jose - Santa Clara          2,961        4,620        7,581           --            N/A        Sep-98
Las Vegas                       5,646       11,720       17,366           --            N/A        Jan-99
Detroit - Farmington Hills      1,920        1,974        3,894           --            N/A        Sep-99
Corporate(4)                       40        3,646        3,686          884
Acquisition costs for
 potential sites                3,654           --        3,654           --
                              -------     --------     --------       ------
                              $57,215     $222,514     $279,729       $8,582
                              =======     ========     ========       ======

NOTES:
------
NA - Not applicable

(1) This schedule includes all hotels operated at December 31, 1999, including company-owned and leased hotels. In addition, the schedule includes all properties under construction at December 31, 1999.

(2) For depreciable property, the Company uses a 40-year estimated life for buildings and components, ten years for furniture and fixtures, and three to five years on computer equipment and software.

(3) Dates of construction represents the date the hotel became fully operational. This date is based on the completed project construction date.

(4) The loan is not collateralized by specific properties and is a general company obligation.

(5) There are no significant differences in the aggregate costs for federal income tax purposes.

The changes in total real estate and depreciable property for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                1999              1998              1997
                              ---------         ---------         ---------
Balance, beginning of year    $ 234,439         $ 129,882         $  16,937
Acquisitions                     67,042           285,172           141,273
Cost of hotels sold             (21,752)         (180,615)          (28,328)
                              ---------         ---------         ---------
Balance, end of year          $ 279,729         $ 234,439         $ 129,882
                              =========         =========         =========

The changes in accumulated depreciation for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                1999              1998              1997
                              ---------         ---------         ---------
Balance, beginning of year    $   1,907         $   1,109         $     222
Depreciation expense              6,752             3,081               887
Dispositions and other              (77)           (2,283)               --
                              ---------         ---------         ---------
Balance, end of year          $   8,582         $   1,907         $   1,109
                              =========         =========         =========

                                  EXHIBIT INDEX


Exhibit
  No.                                Description
-------                              -----------
  3.1     Restated Certificate of Incorporation of Candlewood Hotel Company,
          Inc.(1)

  3.2     Amended and Restated Bylaws of Candlewood Hotel Company, Inc.(11)

  3.3     Certificate of Designations, Preferences and Relative, Participating,
          Optional and Other Special Rights of Preferred Stock and
          Qualifications, Limitations and Restrictions Thereof of Series A
          Cumulative Convertible Preferred Stock of Candlewood Hotel Company,
          Inc.(3)

  3.4     Certificate of Amendment of Certificate of Designations of Series A
          Preferred Stock.(10)

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

  4.1     Specimen Certificate of Common Stock.(1)

  4.2     Form of Warrant.(9)

  4.3     Amended and Restated Stockholders Agreement dated as of July 10,
          1998.(10)

 10.1     Form of Indemnification Agreement for Executive Officers and
          Directors.(5)

 10.2     Indemnification Agreement Schedule.(11)

 10.3     1996 Equity Participation Plan and Form of Stock Option Agreements.(5)

 10.4     First Amendment to the 1996 Equity Participation Plan effective as of
          May 18, 1998.(11)

 10.5     Employment Agreement between Candlewood Hotel Company, Inc. and Jack
          P. DeBoer dated as of September 1, 1996.(1)

 10.6     Credit Facility Agreement between Candlewood Hotel Company, Inc. and
          Doubletree Corporation dated as of November 11, 1996.(2)

 10.7     Subordinated Promissory Note from Candlewood Hotel Company, Inc. to
          Doubletree Corporation dated as of November 11, 1996.(2)

 10.8     Employment Agreement between Candlewood Hotel Company, Inc. and James
          Roos dated as of June 2, 1997.(4)

 10.9 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997.(3)

 10.10    Amended and Restated Registration Rights Agreement dated as of July
          10, 1998.(10)

 10.11 Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(6)

 10.12 First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto.(11)

 10.13 Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT.(6)

 10.14 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant.(6)

 10.15    Guaranty Agreement, dated as of December 24, 1997, by Candlewood Hotel
          Company, Inc. for the benefit of HPTCW and HPT.(6)

 10.16    Stock Pledge Agreement, dated as of December 24, 1997, by Candlewood
          Hotel Company, Inc. for the benefit of HPTCW.(6)

 10.17 Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(7)

10.18     First Amendment to Purchase and Sale Agreement, Agreement to Lease,
          Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2,
          Inc., HPT and HPT CW II.(11)

 10.19    Second Amendment to Purchase and Sale Agreement, Agreement to Lease,
          Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2,
          Inc., HPT and HPT CW II.(9)

 10.20 Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc.,
          Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto.(11)

 10.21 Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT.(7)

 10.22 Lease Agreement, dated as of May 21, 1998, by and between HPTCW, as landlord, and Candlewood Leasing No. 2, Inc., as tenant.(7)

 10.23    Guaranty Agreement, dated as of May 14, 1998, by Candlewood Hotel
          Company, Inc. for the benefit of HPTCW and HPT.(7)

 10.24    Stock Pledge Agreement, dated as of May 27, 1998, by Candlewood Hotel
          Company, Inc. for the benefit of HPTCW.(7)

 10.25    Securities Purchase Agreement dated as of September 30, 1998.(10)

 10.26    Lease Agreement dated April 30, 1998 by and between Candlewood Hotel
          Company, Inc. and Vantage Point Properties, Inc.(11)

 11.1     Statement re Computation of Per Share Earnings--not applicable.

 12.1     Statement re Computation of Ratio of Earnings to Combined Fixed
          Charges and Preferred Stock Dividends

 23.1     Consent of Independent Auditors.

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