Form 10-Q
period 2000-03-31
CANDLEWOOD HOTEL CO INC
filed 2000-05-12
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ________________

Commission file number 000-21583

                         Candlewood Hotel Company, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 48-1188025
            --------                                 ----------
     (State of Incorporation)            (I.R.S. Employer Identification No.)


                      8621 E. 21st Street North, Suite 200
                              Wichita, Kansas 67206
                              ---------------------
                    (Address of principal executive offices)

                                 (316) 631-1300
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  /  X  /                       No /     /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at May 10, 2000
           -----                            ---------------------------
Common Stock, $.01 par value                     9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000





                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 2000 (unaudited)
                and December 31, 1999                                                    3

            Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, 1999
                (unaudited)                                                              4

            Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999
                (unaudited)                                                              5

            Notes to Consolidated Financial Statements                                   6 - 12

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                      12 - 21

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                             22

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (in thousands, except par value, stated value and share data)

                                                                               March 31,
                                                                                 2000           December 31,
                                                                              (Unaudited)           1999
                                                                              -----------           ----
ASSETS
Investment in hotels completed and under construction:
      Hotels completed                                                        $ 238,804           $ 238,320
      Hotels under construction                                                  41,173              37,755
      Other costs                                                                 3,256               3,654
                                                                              ---------           ---------
                                                                                283,233             279,729
      Accumulated depreciation and amortization                                 (10,569)             (8,582)
                                                                              ---------           ---------
      Net investment in hotels                                                  272,664             271,147

Cash and cash equivalents (including $914 and $407 of
       restricted cash, respectively)                                            15,874              18,624
Deposits                                                                         26,334              26,334
Accounts and other receivables                                                    4,792               4,735
Other assets                                                                     24,564              20,437
                                                                              ---------           ---------

              Total assets                                                    $ 344,228           $ 341,277
                                                                              =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                                   $ 200,526           $ 190,545
Accounts payable and other accrued expenses                                      18,292              22,874
Deferred gain on sale of hotels                                                  16,903              17,431
Other liabilities                                                                   991               1,172
                                                                              ---------           ---------
              Total liabilities                                                 236,712             232,022

Redeemable, convertible, cumulative preferred stock ("Series A"),
      $1,000 stated value, 65,000 shares authorized and outstanding,
       net of offering costs                                                     61,339              61,339

Redeemable, convertible, cumulative preferred stock ("Series B"),
      $1,000 stated value, 42,000 shares authorized and outstanding,
       net of offering costs                                                     39,350              39,350

Stockholders' equity:
      Common stock, $.01 par value, 100,000,000 shares
         authorized, 9,025,000 issued and outstanding                                90                  90
      Additional paid-in capital                                                 35,270              35,270
      Accumulated deficit                                                       (28,533)            (26,794)
                                                                              ---------           ---------
              Total stockholders' equity                                          6,827               8,566
                                                                              ---------           ---------

              Total liabilities and stockholders' equity                      $ 344,228           $ 341,277
                                                                              =========           =========

          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)


                                                                            Three-Months Ended
                                                                    ------------------------------------
                                                                    March 31, 2000        March 31, 1999
                                                                    --------------        --------------
REVENUES:
Hotel operations                                                      $    30,240           $    21,267
Other income                                                                  450                   207
                                                                      -----------           -----------
     Total hotel operating revenues                                        30,690                21,474
Proceeds from sale of hotels, net of deferred gain of $0 and
     $3,405, respectively                                                       -                23,196
Deferred gain recognition on sales of hotels                                  523                   181
                                                                      -----------           -----------
     Total revenues                                                        31,213                44,851
                                                                      -----------           -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                                   16,968                13,060
Corporate operating expenses                                                1,408                 1,240
Rent expense on leased hotels                                               6,259                 6,136
Hotel opening costs                                                            93                   585
Depreciation and amortization                                               2,543                 1,489
                                                                      -----------           -----------
     Total operating costs and expenses                                    27,271                22,510
Cost of hotels sold                                                             -                23,196
                                                                      -----------           -----------
                                                                            3,942                  (855)

Interest income                                                               232                   282
Interest expense                                                           (3,918)               (1,480)
                                                                      -----------           -----------
     Income (loss) before preferred stock dividends                           256                (2,053)

Preferred stock dividends                                                  (1,995)               (1,979)
                                                                      -----------           -----------
     Net loss available to common stockholders                        $    (1,739)          $    (4,032)
                                                                      ===========           ===========

     Net loss per share of common stock - basic and diluted           $     (0.19)          $     (0.45)
                                                                      ===========           ===========

Weighted average shares outstanding - basic and diluted                 9,025,000             9,025,000
                                                                      ===========           ===========

          See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                                        Three Months Ended
                                                                            -----------------------------------------
                                                                            March 31, 2000             March 31, 1999
                                                                            --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends                                 $ 256                   $ (2,053)
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                                 2,543                      1,489
     Deferred gain recognition on sales of hotels                                   (523)                      (181)
     Change in:
       Hotels completed and under construction - held for sale                         -                     20,776
       Deposits                                                                        -                     (2,487)
       Accounts receivable                                                           (17)                    (1,785)
       Opening costs                                                                   -                        718
       Other assets                                                               (4,903)                       369
       Accounts payable and other accrued expenses                                (1,223)                    (5,575)
       Deferred gain on sale of hotels                                                (5)                     3,168
       Other liabilities                                                            (108)                       (38)
                                                                                --------                   --------
         Net cash (used in) provided by operating activities                      (3,980)                    14,401
                                                                                --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under construction                          (7,080)                   (33,321)
Change in site acquisition costs                                                     398                     (8,539)
Purchase of intangible assets                                                         (1)                         -
                                                                                --------                   --------
         Net cash used in investing activities                                    (6,683)                   (41,860)
                                                                                --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                                         10,286                     27,682
Payments on mortgages and notes payable                                             (305)                    (3,181)
Preferred stock dividends                                                         (1,995)                    (1,979)
Other liabilities                                                                    (73)                       (67)
                                                                                --------                   --------
         Net cash provided by financing activities                                 7,913                     22,455
                                                                                --------                   --------

Net decrease in cash and cash equivalents                                         (2,750)                    (5,004)
Cash and cash equivalents at beginning of period                                  18,624                     23,155
                                                                                --------                   --------
Cash and cash equivalents at end of period                                      $ 15,874                   $ 18,151
                                                                                ========                   ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                           $ 4,879                    $ 2,414
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

         The accompanying unaudited consolidated financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the Reorganization, and various wholly-owned LLCs which own or lease certain hotels. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of the Company's financial position and results of operations. The condensed consolidated balance sheet data at December 31, 1999, was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

D.   Restricted Cash

         Restricted cash represents cash that, under the terms of certain loan agreements, has been set aside for pending land acquisitions and financing. These funds will be held until the Company has satisfied its obligation under the loan agreements.

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

G.   Investments in Joint Ventures

         The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity that it accounts for under the equity method of accounting. As of March 31, 2000, the Company had contributed $9.6 million to the joint ventures, of which $2.6 million (in non-cash transactions) was contributed during the quarter. This amount is included in other assets on the accompanying balance sheets.

         The Company has one significant joint venture that was formed in 1999. Hotel operations for this joint venture had not yet commenced as of March 31, 2000, as the assets were still under construction. As of March 31, 2000, the Company had seven joint venture hotels under construction pursuant to this agreement, all of which are scheduled to open in 2000 or early 2001. Under the terms of the agreement, if the Company does not have at least 10 hotels under construction by August 31, 2000, it may be required to increase it's capital contributions relating to existing joint venture hotels by up to 5%, or an aggregate of approximately $3.0 to $5.0 million. While the Company will continue to identify and evaluate potential joint venture sites, it is unable to assure that it will have at least 10 joint venture hotels under construction by August 31, 2000. The following is unaudited financial information for the joint venture as of March 31, 2000:

     --------------------------------------------------------------------------

    (In thousands)
                                                              2000
                                                        -----------------


     Hotels under development                           $         34,814
     Other assets                                                  2,751
                                                        -----------------
     Total assets                                       $         37,565
                                                        =================

     Total development liabilities                      $         30,388
     Total equity                                                  7,177
                                                        -----------------
     Total liabilities and equity                       $         37,565
                                                        =================

H.   Segment Reporting

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports beginning in the second year of implementation. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company.

         The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments is as follows:

     Three months ended March 31, 2000
     -------------------------------------------------------------------------------------------------------------
     (In thousands)                                            Operation of           Sale of
                                                                  Hotels               Hotels                Total
                                                                  ------               ------                -----
     Revenues from external customers                           $ 30,690                  $ -             $ 30,690
     Interest expense                                              3,918                    -                3,918
     Depreciation expense                                          2,364                    -                2,364
     Segment profit                                                5,099                  523                5,622

     Hotels assets:
        Hotels completed and under construction                  279,977                    -              279,977
        Trade accounts receivable                                  2,223                2,141                4,364

     Three months ended March 31, 1999
     -------------------------------------------------------------------------------------------------------------
     (In thousands)                                            Operation of           Sale of
                                                                 Hotels               Hotels                Total
                                                                 ------               ------                -----
     Revenues from external customers                          $  21,474            $  23,196            $  44,670
     Interest expense                                              1,480                    -                1,480
     Depreciation expense                                          1,365                    -                1,365
     Segment profit                                                  913                  181                1,094

     Hotels assets:
        Hotels completed and under construction                  220,640                    -              220,640
        Trade accounts receivable                                  2,017                2,840                4,857

         Corporate expenses account for the difference between segment profit and net income. These expenses are not specific to the Company's reportable segments.

I.   Hotel Opening Costs

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

Note 2:  Mortgages and Notes Payable

     As of March 31, 2000, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 30 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (9.28% to 10.17% as of March 31, 2000). Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and provides for two 12-month extension periods. Maturity dates currently range from March 2001 to September 2003. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the

Company and certain other of the Company's wholly-owned subsidiary LLCs. At March 31, 2000, $160.9 million was outstanding under these 30 building loan agreements.

     The Company has entered into loan agreements with various local and regional banks for financing on four of the Company's hotels. Each of the agreements was entered into by wholly-owned subsidiaries of the Company that own the related hotel and land. Interest on the loans is payable monthly, in arrears, beginning on the first full calendar month after the date of each agreement. Interest payments are calculated monthly at either a fixed or variable rate per annum depending on the note. As of March 31, 2000, interest on the loans ranged from 8.75% to 10.0% with maturity dates ranging from February 2001 to December 2007. Principal amortization payments are made monthly and based on terms ranging from 20 to 25 years. These payments will continue until maturity. Each of the loans may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on the original amortization term. Amounts borrowed under the loans are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to the bank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At March 31, 2000, $24.6 million was outstanding under these notes.

     The Company had $15.0 million in unsecured indebtedness outstanding as of March 31, 2000, with Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotels Corporation ("Doubletree"), evidenced by two promissory notes. Interest is payable quarterly at 15%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001 and July 2002, respectively.

     Certain amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree. Doubletree has agreed to guarantee the portions of certain loans made to the Company and its franchisees. The guarantee applies to loans that exceed 56.25% of the hotel cost but not in excess of 80% of such costs of hotels that the Company manages and 75% of the costs of hotels not managed by the Company. It is anticipated that the guarantee will remain in effect until the loan has been repaid. Upon an event of default, Doubletree will have the option to meet any shortfalls or pay down the loan principal. In exchange for the guarantee, Doubletree will receive a 5% interest in the cash flows of the hotels and a 0.25-0.50% fee on the total loan amount outstanding. In the event a loan is refinanced, Doubletree will receive a fee equal to 5% of the increase in proceeds attributable to the refinancing. In the event the loan is extinguished through the sale of the underlying property, Doubletree will receive as a fee 5% of the gain on sale resulting from the transaction.

Note 3:  Redeemable, Convertible, Cumulative Preferred Stock

General

     The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At March 31, 2000, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

Series A Preferred Stock Offering

     In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of "Series A" Redeemable, Convertible, Cumulative Preferred Stock at an offering price of $1,000 per share

("Stated Value"). The net proceeds to the Company were approximately $61.3 million, after deducting commissions and expenses of $3.7 million.

     The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998, and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors.

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

     Certain of the Preferred Stockholders have voting rights related to the nomination and election of directors as defined in a stockholders' agreement. Each Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by Preferred Stockholders, as a single class, is required.

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

     The Series B Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998, and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors.

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

     Certain of the Preferred Stockholders have voting rights related to the nomination and election of directors as defined in a stockholders' agreement. Each Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by Preferred Stockholders, as a single class, is required.

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

     The agreements also provide for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place a 5% deposit with HPT, upon the initial closing of each transaction. The deposit will be refunded to the Company when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. The deposit was charged to cost of sales as the hotels were sold. Upon attainment of the required coverage ratios, the portion of the deposit refunded to the Company will be recognized in income beginning in the period such funds, if any, are received.

     As of March 31, 2000, the Company had completed the sale of all 34 hotels. In total, the Company has sold $260.9 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note 1). The Company recognized approximately $523,000 of deferred gain in income in the quarter ended March 31, 2000, compared to $181,000 in the quarter ended March 31, 1999. In total, the Company has recognized a total of $2.4 million of deferred gain in income. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

     Candlewood owns, operates, manages, develops and franchises hotels serving mid-market extended-stay business travelers.

     The following table sets forth our property portfolio as of March 31, 2000 and March 31, 1999:

                                 Number of Hotels                           Number of Rooms
                                     March 31,                                 March 31,
                             --------------------------                -------------------------
                                2000          1999        Increase        2000          1999        Increase
                             ------------  ------------  ------------  ------------  ------------  ------------
     Owned                            32            24             8         3,810         2,790         1,020
     Leased                           34            34             -         3,893         3,893             -
     Managed                           2             2             -           179           179             -
     Joint Venture                     -             -             -             -             -             -
     Franchised                       11            10             1         1,240         1,119           121
                             ------------  ------------  ------------  ------------  ------------  ------------
          Total                       79            70             9         9,122         7,981         1,141

     Our results of operations are dependent upon our revenue per available room (RevPAR) which is a factor of occupancy and room rate. Accordingly, we intend to focus on increasing occupancy levels at each of our newly opened hotels until such time as the occupancy levels reach stabilization. Due to our rapid expansion, the overall occupancy rate for company-operated hotels has been negatively impacted by the lower occupancy typically experienced during the ramp-up period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Once our hotels' occupancy levels have stabilized, we intend to review the daily pricing rates of our hotels. We believe that this practice is a prevailing standard in the U.S. lodging industry.

     Our overall results of operations and financial position are significantly influenced by our development activity. The following table sets forth our hotel development at March 31, 2000 and March 31, 1999:

                                                               Number of Hotels
                                                               As of March 31,
                                          -----------------------------------------------------------
                                                                                       Increase /
                                                2000                 1999              (Decrease)
                                          -----------------    -----------------    -----------------
         Open Hotels
           Owned                                 32                   24                    8
           Leased                                34                   34                    -
           Managed                                2                    2                    -
           Joint Venture                          -                    -                    -
           Franchised                            11                   10                    1
                                          -----------------    -----------------    -----------------
         Total                                   79                   70                    9

         Under Construction
           Owned                                  1                    7                   (6)
           Leased                                 -                    -                    -
           Managed                                -                    -                    -
           Joint Venture                          7                    -                    7
           Franchised                             6                    1                    5
                                          -----------------    -----------------    -----------------
         Total                                   14                    8                    6

         Potential Development
           Owned                                  1                   13                  (12)
           Leased                                 -                    -                    -
           Managed                                -                    -                    -
           Joint Venture                          1                    -                    1
           Franchised                            13                    5                    8
                                          -----------------    -----------------    -----------------
         Total                                   15                   18                   (3)

     At the end of 1999, we had a total of 65 company-operated hotels and 11 franchised hotels located in 29 different states. We opened one company-operated hotel in the first quarter of 2000 in Las Vegas, Nevada. At March 31, 2000, we had a total of 66 company-operated hotels and 11 franchised hotels in operation located in 30 different states. In addition, at March 31, 2000, we had a total of one company-owned hotel, seven joint venture hotels and six franchised hotels under construction. Our portfolio also included one parcel of undeveloped property. We are attempting to secure financing for the development of this property. As of March 31, 2000, we had one new joint venture development site under contract on which we were performing market-feasibility due diligence. The contracts into which we enter for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale. We have the right to terminate each contract if we are not satisfied with the results of the investigations and due diligence. We are unable to assure that we will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget. In addition, if we abandon a contract, we may write-off certain costs that would otherwise be capitalized. We intend to continue developing additional hotels through either new construction or acquisition of existing properties and are evaluating various financing arrangements. We are unable to assure such development opportunities or the related financing will be available and, if available, under terms acceptable to us. We will continue to perform periodic evaluations of our development projects and make adjustments to our development strategy as warranted.

     In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels from HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed or will develop. The transactions were closed in stages, beginning in 1997 and ending in early 1999. The results from operations for 2000 and 1999 reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. Under generally accepted accounting principles, the gain must be deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 4 to Consolidated Financial Statements.

     As of March 31, 2000, we managed two hotels, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof.

     In June 1999, we entered into an agreement with Boston Capital Institutional Advisors LLC and Mass Mutual to jointly develop new Candlewood hotels. As of March 31, 2000, we had seven joint venture hotels under construction pursuant to this agreement, all of which are scheduled to open in 2000 or early 2001. While we will continue to identify and evaluate potential joint venture sites, we are unable to assure that we will be able to identify and develop additional joint venture hotels.

     We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. Traditionally, our franchise development program has consisted of one brand, Candlewood Suites. To serve a perceived market demand, we added a second brand, Cambridge Suites by Candlewood, to our franchise program in November 1999. The Cambridge Suites by Candlewood brand extends the value-oriented philosophy of the Candlewood Suites brand to an upscale hotel. We believe that the addition of the Cambridge Suites brand diversifies our franchise program and provides additional growth opportunities. As of March 31, 2000, we had not entered into a franchising agreement for the Cambridge Suites brand and cannot assure that we will enter into any such agreement in the future. Accordingly, all franchise activity reported as of March 31, 2000 and March 31, 1999, represents the franchising of the Candlewood Suites brand. At March 31, 2000, we had 30 signed franchise agreements, compared to 16 at March 31, 1999. We are unable to assure that we will enter into any additional franchise agreements or that franchisees will complete the development and construction of hotels. The following table summarizes the franchise development activity at March 31, 2000 and March 31, 1999:


                                                                   As of March 31,
                                                   -------------------------------------------
                                                           2000                   1999
                                                   --------------------   --------------------
          Open hotels                                        11                     10
          Hotels under construction                           6                      1
          Signed, not under construction                     13                      5
                                                   --------------------   --------------------
            Total franchise agreements signed                30                     16

RESULTS OF OPERATIONS

Comparison of fiscal quarters ended March 31, 2000 and March 31, 1999

          Hotel Operations

          Hotel Operations Revenue

          Hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone, sales of products from the Candlewood cupboard), totaled $30.2 million for the quarter ended March 31, 2000, compared to $21.3 million for the quarter ended March 31, 1999. The increase in revenue reflects the increase in the number of hotels in operation during the first quarter of 2000 and the increased revenue generated by hotels that had completed or were near completion of their ramp-up phase. The following table sets forth our operating statistics for the three months ended March 31, 2000 and March 31, 1999:

                                                  For the three months ended March 31,
                                              --------------------------------------------
                                                      2000                     1999             Change
                                              -------------------      -------------------     ----------------------
           Occupancy                                   75.5%                    60.1%                   15.4%
           Average Daily Rate                     $    55.64              $     59.26              $    (3.62)
           Revenue per available room             $    42.02              $     35.60              $     6.42

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 75.5% for the quarter ended March 31, 2000, compared to 60.1% for the quarter ended March 31, 1999. Occupancy in the first quarter was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. Overall, the increase in occupancy was experienced in both short and long-term stays, but was particularly strong in our core business, which consists of travelers staying seven or more nights. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

     The average daily room rate for the quarter ended March 31, 2000 was $55.64, compared to $59.26 for the quarter ended March 31, 1999. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in average daily rate was primarily due to the increase in our long-term stays, which are charged at a lower daily rate. Other factors that influence average daily room rates include:

-    stays of less than one week, which are charged at a higher daily rate;

-    higher rates for our one-bedroom suites; and
-    higher rates in certain hotel locations.

     Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $42.02 for the quarter ended March 31, 2000, compared to $35.60 for the quarter ended March 31, 1999.

     We cannot predict whether current occupancy and room rates can be maintained. Future occupancy and room rates may be impacted by a number of factors including:

-    the number and geographic location of new hotels;
-    the season in which new hotels open;
-    competition;
-    market acceptance of our hotels; and
-    general economic conditions.

     We consider a property to have completed its ramp-up phase somewhere between six and twelve months following hotel opening. The ramp-up phase is dependent on the supply and demand characteristics of individual markets as well as the effectiveness of our local sales efforts. We had 53 company-operated hotels open as of December 31, 1998. The following table sets forth the performance of these hotels for the quarters ended March 31, 2000 and March 31, 1999, respectively:

                                                For the three months ended
                                                        March 31,
                                         -----------------------------------------
                                               2000                   1999                  Change
                                         ------------------     ------------------     ------------------
     Number of hotels                            53                    53                       -
     Average age (in months)                   20.4                   8.4                      12
     Occupancy                                 77.6%                 61.7%                   15.9%
     Average Daily Rate                  $    54.99             $    59.42             $    (4.43)
     Revenue per available room          $    42.66             $    36.64             $     6.02

     The average occupancy rate for the 53 company-operated hotels open as of December 31, 1998 increased 15.9 occupancy points in the first quarter of 2000 to 77.6%, compared to 61.7% for the same quarter in 1999. The increase was due in large part to hotels that had completed or were near completion of their ramp-up phase at March 31, 2000, and the larger percentage of extended-stay business experienced by the hotels during the first quarter of 2000. The average daily rate declined $4.43 or 7.5% in the first quarter of 2000 compared to the first quarter of 1999. This decrease is the result of the lower daily rates charged extended-stay guests. Revenue per available room increased 16.4% to $42.66 in the first quarter of 2000, compared to $36.64 in the first quarter of 1999, as a result of the increase in the occupancy rate.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended March 31, 2000, totaled $17.0 million, compared to $13.1 million for the quarter ended March 31, 1999. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the increased number of hotels in operation during the first quarter of 2000, the variable nature of many of the expenses, and general economic wage and price increases.

     Rent Expense on Leased Hotels

     We incurred rent expense on the 34 hotels leased in the first quarter of 2000 of $6.3 million, compared to $6.1 million of expense in the first quarter of 1999. The increase in rent expense reflects the full quarter impact of the three hotels sold and leased back in January 1999.

     Hotel Opening Costs

     Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. During the fourth quarter of 1998, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening costs to be expensed as incurred. Opening costs for the quarter ended March 31, 2000 totaled $93,000, compared to $585,000 for the quarter ended March 31, 1999. The decrease in opening costs is primarily the result of opening one hotel in the first quarter of 2000, compared to five hotels in the first quarter of 1999.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended March 31, 2000, totaled $2.4 million, compared to $1.4 million for the quarter ended March 31, 1999. The increase in depreciation and amortization expense in the first quarter of 2000, compared to 1999, was a result of the increase in the number of company-owned hotels open and operating in the first quarter of 2000. In addition, many of the newly opened corporate hotels are in higher priced, primary markets where it costs more to build. For both 2000 and 1999, depreciation and amortization expense does not reflect any expense for properties sold in the sale leaseback transactions. In accordance with generally accepted accounting principles, we do not depreciate assets held for sale. As of March 31, 2000 and March 31, 1999, we had no assets which were held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

     Corporate Operations

     Other Income

     Other income for the quarter ended March 31, 2000, totaled $450,000, compared to $207,000 for the quarter ended March 31, 1999. Other income consists primarily of franchise fees and royalty fees from franchise hotels, management fees received from managed hotels and equity income from a joint venture hotel in Rockford, Illinois. The growth in other income in 2000, compared to 1999, reflects an increase in franchise fee, royalty fee and management fee income. The increase in franchise fee income is a result of increased franchise sales activity. The growth in royalty fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. At March 31, 2000, we had 11 franchised hotels in operation, compared to 10 hotels at March 31, 1999.

     We did not sell any hotels in the first quarter of 2000; however, we did recognize gain on hotels that were previously sold. For the quarter ended March 31, 2000, we recognized $523,000 of gain on hotels sold, compared to $181,000 in the quarter ended March 31, 1999.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended March 31, 2000, totaled $1.4 million, compared to $1.2 million for the quarter ended March 31, 1999, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 2000 is largely due to the expansion of our franchise sales and service team, which occurred in the second and third quarters of 1999. This increase was partially offset by cost savings generated by a reduction in the number of corporate office personnel and other support and service costs.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended March 31, 2000, totaled $179,000, compared to $124,000 for the quarter ended March 31, 1999. The increase in depreciation and amortization reflects depreciation of the leasehold improvements and furnishings purchased in 1999 for the new corporate office, and depreciation of the financial system hardware, software and peripheral equipment purchased in 1999. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights, trademarks) is computed using the straight-line method over a period of twenty years.

     Interest Income and Expense

     We earned $232,000 of interest income for the quarter ended March 31, 2000, compared to $282,000 for the quarter ended March 31, 1999. Interest income for the quarter ended March 31, 2000, resulted primarily from the temporary investment of cash provided by operations. Interest income for the quarter ended March 31, 1999, related to the short-term investment of proceeds received from the sale-leaseback transaction and the Series B Preferred Stock offering.

     We had interest expense, net of capitalized interest, of $3.9 million for the quarter ended March 31, 2000, compared to $1.5 million for the quarter ended March 31, 1999. The increase for the quarter ended March 31, 2000 is largely due to the increased level of debt, higher interest rates, and fewer projects under construction, thereby reducing the amount of interest capitalized.

     Sales of Hotels

     As of March 31, 2000, we have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in 2000 and 1999. The following table sets forth the activity for the three months ended March 31, 2000 and March 31, 1999 (in thousands, except number of hotels):


                                                For the three months ended March 31,
                                               ----------------------------------------
                                                     2000                   1999
                                               -----------------      -----------------
      Number of hotels sold - quarter                   -                      3
      Proceeds from sales of hotels, net
      of  deferred gain                        $        -             $   23,196
      Rent expense on leased hotels            $    6,259             $    6,136
      Gain recognized into earnings            $      523             $      181

Liquidity and Capital Resources

     We had cash and cash equivalents of $15.9 million at March 31, 2000, compared to $18.6 million at March 31, 1999. Net cash used in operating activities totaled $4.0 million in the first quarter of 2000 compared to $14.4 million of cash provided by operating activities in the first quarter of 1999. The primary sources of cash in the first quarter of 2000 were $256,000 of net income from operations and $2.5 million of non-cash depreciation and amortization expense. Uses of cash in the first quarter of 2000 included a $4.9 million increase in other assets and a reduction of $1.2 million in accounts payable and other accrued expenses. The increase in other assets reflects the increase in investment in joint ventures made during the quarter ended March 31, 2000. The primary sources of cash for the quarter ended March 31, 1999 were a reduction of $20.8 million in the amount of hotels held for sale, an increase of $3.2 million in deferred gain on sale of hotels, and $1.5 million of non-cash depreciation and amortization. The primary uses of cash during the first quarter of 1999 consisted of $2.1 million in net loss from operations, a decrease of $5.6 million in accounts payable and accrued expenses and a $2.5 million increase in the amount of deposits relating to the sale-leaseback transaction.

     Net cash used in investing activities for the quarter ended March 31, 2000, totaled $6.7 million, compared to $41.9 million for the quarter ended March 31, 1999. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, acquisition costs for potential development sites, and the costs of hotels sold accounted for the majority of the cash used. For the quarter ended March 31, 2000, we expended approximately $7.1 million, compared to $33.3 million for the quarter ended March 31, 1999.

     For the quarter ended March 31, 2000, net cash provided by financing activities was $7.9 million compared to $22.5 million for the quarter ended March 31, 1999. Net cash provided by financing activities included $10.3 million in proceeds from mortgages and notes payable for the quarter ended March 31, 2000, partially offset by $2.0 million of preferred stock dividend payments. For the quarter ended March 31, 1999, cash provided by financing activities consisted of $27.7 million in proceeds from mortgages and notes payable, partially offset by $3.2 million in principal payments on notes and $2.0 million of preferred stock dividend payments. The principal payments on notes payable made in the first quarter of 1999 related primarily to the three hotels sold during the quarter.

     At March 31, 2000, we had two company-owned hotels under construction (Jersey City, New Jersey and Las Vegas, Nevada) with a total estimated cost of approximately $47.6 million. The Las Vegas, Nevada hotel was partially opened in February 2000. We have secured financing on both hotels. As of March 31, 2000, we had incurred costs of approximately $29.9 million on these projects. Under terms of the financing, our total equity requirement for these properties is $12.8 million, $12.0 million of which had been funded as of March 31, 2000. The remaining $800,000 of equity will be funded upon completion of one of the hotels. In addition to the company-owned hotels under construction, at March 31, 2000, we owned one property on which construction had not begun. We are attempting to secure financing for this project.

     We had seven hotels under construction at March 31, 2000 as part of our joint venture development agreement with Boston Capital Institutional Advisors and Mass Mutual. The total estimated cost of construction for these seven hotels is $74.6 million. As of March 31, 2000, the joint venture had incurred costs of approximately $37.6 million on these projects. These costs include land acquisition costs, deposits and fees for surveys, legal services, environmental studies, and architectural drawings. Our total equity requirement per the loan agreements for these six hotels is $8.3 million, all of which had been funded as of March 31, 2000. Under the terms of our joint venture development agreement, if we do not have at least 10 hotels under construction by August 31, 2000, we may be required to increase our capital contributions relating to existing joint venture hotels by up to 5%, or an aggregate of $3.0 to $5.0 million. While we will continue to identify and evaluate potential joint venture sites, we are unable to assure that we will have at least 10 joint venture hotels under construction by August 31, 2000.

     We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for development of projects currently under construction, payment of preferred dividends and operations through March 2001. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would similarly require additional capital. We continue to consider and/or pursue a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures which are necessary to provide the capital needed to build or acquire additional hotels. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on our business and results of operations.

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

Quantitative and Qualitative Disclosure of Market Risk

     Our earnings are affected by changes in interest rates as a portion of our outstanding indebtedness is at variable rates based on LIBOR. For each interest rate change of .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance at March 31, 2000, would change by approximately $18,600. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. For each interest rate change of .01 percent, the market value of our short-term investments, based on the outstanding balance at March 31, 2000, would change by approximately $1,000.

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

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to:

-    the market acceptance of the Candlewood brand;
-    the ability to attract and retain franchisees;
- the risk that signed franchise agreements may not result in the construction or opening of hotels;
- the ability to maximize revenue per available room through the management of occupancy and rate;
-    the ability to attract and retain quality personnel;
-    operating performance of our hotels;
-    adverse changes in national or local economic conditions;
-    competition from other lodging properties;
-    changes in real property tax rates;
-    changes in the availability, cost and terms of financing;
-    the impact of present or future environmental legislation;
-    the ongoing need for capital improvements;
-    adverse changes in governmental rules and fiscal policies;
-    adverse changes in zoning laws;
-    civil unrest;
- acts of God, including earthquakes and other natural disasters (which may result in uninsured losses); and
-    acts of war.

Certain of these factors are discussed in more detail elsewhere in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CANDLEWOOD HOTEL COMPANY, INC.



Date:    May 10, 2000             By:    /s/ Jack P. DeBoer
                                         ----------------------------
                                              Jack P. DeBoer, Chairman
                                               and Chief Executive Officer



Date:    May 10, 2000             By:    /s/ Warren D. Fix
                                         ------------------------------
                                               Warren D. Fix, Executive Vice President
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit
     No.                                             Description
    ---                                              -----------
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