Form 10-Q
period 2000-06-30
CANDLEWOOD HOTEL CO INC
filed 2000-08-11
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

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


                      8621 E. 21st Street North, Suite 200
                              Wichita, Kansas 67206
                   ------------------------------------------
                    (Address of principal executive offices)


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

                           Yes  [X]            No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at August 11, 2000
    -----------------------------------           ------------------------------
       Common Stock, $.01 par value                        9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2000

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2000 (unaudited)
           and December 31, 1999                                             3

         Consolidated Statements of Operations for the three and six
           months ended June 30, 2000 and June 30, 1999 (unaudited)          4

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2000 and June 30, 1999 (unaudited)                 5

         Notes to Consolidated Financial Statements                       6-12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12-24

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                  25

Item 6.  Exhibits and Reports on Form 8-K                                   25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
          (in thousands, except par value, stated value and share data)

                                                              June 30, 2000     December 31,
                                                               (Unaudited)           1999
                                                              -------------     ------------
ASSETS
Investment in hotels completed and under construction:
      Hotels completed                                          $ 261,431         $ 238,320
      Hotels under construction                                    19,162            37,755
      Other costs                                                      23             3,654
                                                                ---------         ---------
                                                                  280,616           279,729
      Accumulated depreciation and amortization                   (12,697)           (8,582)
                                                                ---------         ---------
      Net investment in hotels                                    267,919           271,147

Cash and cash equivalents (including $917 and $407 of
  restricted cash, respectively)                                   23,160            18,624
Deposits                                                           26,334            26,334
Accounts and other receivables                                      5,124             4,735
Other assets                                                       28,279            20,437
                                                                ---------         ---------

              Total assets                                      $ 350,816         $ 341,277
                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                     $ 202,509         $ 190,545
Accounts payable and other accrued expenses                        22,496            22,874
Deferred gain on sale of hotels                                    16,400            17,431
Other liabilities                                                     899             1,172
                                                                ---------         ---------
              Total liabilities                                   242,304           232,022

Redeemable, convertible, cumulative preferred stock
  ("Series A"), $1,000 stated value, 65,000 shares
  authorized and outstanding, net of offering costs                61,339            61,339

Redeemable, convertible, cumulative preferred stock
  ("Series B"), $1,000 stated value, 42,000 shares
  authorized and outstanding, net of offering costs                39,350            39,350

Stockholders' equity:
      Common stock, $.01 par value, 100,000,000 shares
         authorized, 9,025,000 issued and outstanding                  90                90
      Additional paid-in capital                                   35,270            35,270
      Accumulated deficit                                         (27,537)          (26,794)
                                                                ---------         ---------
              Total stockholders' equity                            7,823             8,566
                                                                ---------         ---------
              Total liabilities and stockholders' equity        $ 350,816         $ 341,277
                                                                =========         =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)

                                                                                                         For the
                                                          For the Quarter Ended                      Six-Months Ended
                                                     -------------------------------         -------------------------------
                                                       June 30,            June 30,           June 30,             June 30,
                                                         2000                1999               2000                 1999
                                                     -----------         -----------         -----------         -----------
REVENUES:
Hotel operations                                     $    33,840         $    26,906         $    64,080         $    48,173
Other income                                                 787                 236               1,237                 443
                                                     -----------         -----------         -----------         -----------
    Total hotel operating revenues                        34,627              27,142              65,317              48,616
Proceeds from sale of hotels, net of deferred
  gain of $0 and $2,315, respectively                         --                  --                  --              24,285
Deferred gain recognition on sales of hotels                 514                 328               1,037                 509
                                                     -----------         -----------         -----------         -----------
     Total revenues                                       35,141              27,470              66,354              73,410
                                                     -----------         -----------         -----------         -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                  17,263              15,084              34,231              28,144
Corporate operating expenses                               1,553               1,228               2,961               2,468
Rent expense on leased hotels                              6,299               6,218              12,558              12,354
Hotel opening costs                                           20                 212                 113                 797
Abandoned site costs                                          --                 863                  --                 863
Depreciation and amortization                              2,645               2,106               5,188               3,595
                                                     -----------         -----------         -----------         -----------
     Total operating costs and expenses                   27,780              25,711              55,051              48,221
Cost of hotels sold                                           --                  --                  --              24,285
                                                     -----------         -----------         -----------         -----------
                                                           7,361               1,759              11,303                 904

Interest income                                              267                 310                 499                 592
Interest expense                                          (4,614)             (1,934)             (8,532)             (3,414)
                                                     -----------         -----------         -----------         -----------
     Income (loss) before preferred dividends              3,014                 135               3,270              (1,918)

Preferred stock dividends                                 (1,996)             (2,001)             (3,991)             (3,980)
                                                     -----------         -----------         -----------         -----------
     Net income (loss) available to common
     stockholders                                    $     1,018         $    (1,866)        $      (721)        $    (5,898)
                                                     ===========         ===========         ===========         ===========
Net income (loss) per share of common stock
  - basic and diluted                                $      0.11         $     (0.20)        $     (0.08)        $     (0.65)
                                                     ===========         ===========         ===========         ===========
Weighted average shares outstanding
  - basic and diluted                                  9,025,000           9,025,000           9,025,000           9,025,000
                                                     ===========         ===========         ===========         ===========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                           Six Months Ended
                                                                      --------------------------
                                                                       June 30,         June 30,
                                                                        2000              1999
                                                                      --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends                    $  3,270         $ (1,918)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                       5,188            3,595
     Deferred gain recognition on sales of hotels                       (1,037)            (509)
     Abandoned site costs                                                   --              863
     Change in:
       Hotels completed and under construction - held for sale              --           20,776
       Deposits                                                             --           (2,487)
       Accounts receivable                                                (389)          (3,067)
       Opening costs                                                        --              718
       Other assets                                                     (3,979)          (1,601)
       Accounts payable and other accrued expenses                       1,195           (3,723)
       Deferred gain on sale of hotels                                       6            1,996
       Other liabilities                                                  (125)            (120)
                                                                      --------         --------
         Net cash provided by operating activities                       4,129           14,523
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under construction               (14,182)         (65,260)
Change in site acquisition costs                                         3,631             (272)
Purchase of intangible assets                                               (7)              --
                                                                      --------         --------
         Net cash used in investing activities                         (10,558)         (65,532)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                               16,160           53,529
Payments on mortgages and notes payable                                 (1,034)          (3,260)
Preferred stock dividends                                               (4,013)          (4,002)
Other liabilities                                                         (148)            (135)
Expenditures for private placement                                          --              (48)
                                                                      --------         --------
         Net cash provided by financing activities                      10,965           46,084
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                     4,536           (4,925)
Cash and cash equivalents at beginning of period                        18,624           23,155
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 23,160         $ 18,230
                                                                      ========         ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $ 10,119         $  5,815
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

          The accompanying unaudited consolidated financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the Reorganization, and various wholly-owned LLCs which own or lease certain hotels. Accordingly, certain information and footnotes, required by accounting principles generally accepted in the United States for complete financial statements, have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including elimination of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of the Company's financial position and results of operations. The condensed consolidated balance sheet data at December 31, 1999, was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

G.   Investments in Joint Ventures

          The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity that it accounts for under the equity method of accounting. As of June 30, 2000, the Company had contributed $12.4 million to the joint ventures, of which $2.8 million (in non-cash transactions) was contributed during the quarter ended June 30, 2000 and a total of $5.5 million contributed during the six months ended June 30, 2000. This amount is included in other assets on the accompanying balance sheets.

          The Company has one significant joint venture that was formed in 1999. As of June 30, 2000, the Company operated five hotels and had three additional hotels under construction pursuant to this agreement. Under the terms of the agreement, if the Company does not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. At June 30, 2000, this amount is estimated at approximately $3.5 million. While the Company has eight hotels open or under construction at June 30, 2000 and will continue to identify and evaluate potential joint venture sites, it does not expect to have 10 joint venture hotels open or under construction by August 31, 2000. The following is unaudited financial information for the joint venture as of June 30, 2000:

     ---------------------------------------------------------------------------
     Six months ended June 30, 2000
     ---------------------------------------------------------------------------
     (In thousands)

     Hotels completed and under construction                     $60,667
     Other assets                                                  3,039
                                                                 -------
     Total assets                                                $63,706
                                                                 =======

     Total development liabilities                               $55,348
     Total equity                                                  8,358
                                                                 -------
     Total liabilities and equity                                $63,706
                                                                 =======

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

          The Company has two reportable segments: the operation of hotels and the sale of hotels. Information related to the Company's reportable segments is as follows:


     Six months ended June 30, 2000
     -------------------------------------------------------------------------------
     (In thousands)                                Operation of   Sale of
                                                      Hotels       Hotels     Total
                                                   ------------   -------    -------
     Revenues from external customers                $65,317      $   --     $65,317
     Interest expense                                  8,532          --          --
     Depreciation expense                              4,831          --          --
     Segment profit                                   13,697       1,037      14,734

     Hotels assets:
        Hotels completed and under construction      280,593          --     280,593
        Trade accounts receivable                      2,285       2,306       4,591


     Six months ended June 30, 1999
     -------------------------------------------------------------------------------
     (In thousands)                               Operation of   Sale of
                                                     Hotels       Hotels     Total
                                                  ------------   -------    --------
     Revenues from external customers                $48,616     $24,285    $ 72,901
     Interest expense                                  3,414          --       3,414
     Depreciation expense                              3,294          --       3,294
     Segment profit                                    4,824         509       5,333

     Hotels assets:
        Hotels completed and under construction      248,598          --     248,598
        Trade accounts receivable                      3,302       2,419       5,721

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

Note 2:  Mortgages and Notes Payable

     As of June 30, 2000, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 30 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (10.0% to 10.9% as of June 30, 2000). Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and provides for two 12-month extension periods. Maturity dates currently range from March 2001 to September 2003. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At June 30, 2000, $164.7 million was outstanding under these 30 building loan agreements.

     The Company has entered into loan agreements with various local and regional banks for financing on three of the Company's hotels. Each of the agreements was entered into by wholly-owned subsidiaries of the Company that own the related hotel and land. Interest on the loans is payable monthly, in arrears, beginning on the first full calendar month after the date of each agreement. Interest payments are calculated monthly at either a fixed or variable rate per annum depending on the note. As of June 30, 2000, interest on the loans ranged from 9.4% to 12.5% with maturity dates ranging from February 2001 to March 2004. Principal amortization payments are made monthly and based on terms ranging from 20 to 25 years. These payments will continue until maturity. Each of the loans may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on the original amortization term. Amounts borrowed under the loans are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to the bank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At June 30, 2000, $22.8 million was outstanding under these notes.

     The Company had $15.0 million in unsecured indebtedness outstanding as of June 30, 2000, with Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotels Corporation ("Doubletree"), evidenced by two promissory notes. Interest is payable quarterly at 15%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001 and July 2002, respectively.

     Certain amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree. Doubletree has agreed to guarantee the portions of certain loans made to the Company and its franchisees. The guarantee applies to loans that exceed 56.25% of the hotel cost but not in excess of 80% of such costs of hotels that the Company manages and 75% of the costs of hotels not managed by the Company. It is anticipated that the guarantee will remain in effect until the loan has been repaid. Upon an event of default, Doubletree will have the option to meet any shortfalls or pay down the loan principal. In exchange for the guarantee, Doubletree will receive a 5% interest in the cash flows of the hotels and a 0.25-0.50% fee on the total loan amount outstanding. In the event a loan is refinanced, Doubletree will receive a fee equal to 5% of the increase in proceeds attributable to the refinancing. In the event the loan is extinguished through the sale of the underlying property, Doubletree will receive as a fee, 5% of the gain on sale resulting from the transaction.

Note 3: Redeemable, Convertible, Cumulative Preferred Stock

General

     The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At June 30, 2000, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

     Certain of the Preferred Stockholders have voting rights related to the nomination and election of directors as defined in the stockholders' agreement. Each Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by Preferred Stockholders, as a single class, is required.

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

     Certain of the Preferred Stockholders have voting rights related to the nomination and election of directors as defined in the stockholders' agreement. Each Preferred Stockholder will vote together with the Common Stockholders as a single class, on an as-converted basis, on all matters to be approved by the Common Stockholders. For certain actions, approval of two-thirds of the shares owned by Preferred Stockholders, as a single class, is required.

Note 4:  Sale-Leaseback

     In November, 1997, the Company entered into an agreement with Hospitality Properties Trust ("HPT"), to sell 15 hotels for a total purchase price of $100.0 million, and to lease the hotels back from the buyer under a non-cancelable operating lease. The Company completed the sale and leaseback of five hotels in 1997 and ten hotels in 1998. In December 1998, the Company agreed to sell two additional hotels to HPT under the terms of the 1997 transaction. These hotels were sold in January 1999.

     In May 1998, the Company announced a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $142.4 million, as amended. The Company completed the sale and leaseback of 16 hotels in 1998 and one hotel in January 1999.

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

     The Company completed the sale of all 34 hotels in 1999. In total, the Company has sold $260.9 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note
1). The Company recognized approximately $1.0 million of deferred gain in income in the six months ended June 30, 2000, compared to $509,000 in the six months ended June 30, 1999. In total, the Company has recognized a total of $2.9 million of deferred gain in income. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

     Candlewood owns, operates, manages, develops and franchises hotels serving mid-market extended-stay business travelers.

     The following table sets forth our property portfolio as of June 30, 2000 and June 30, 1999:

                            Number of Hotels                         Number of Rooms
                                June 30,                                June 30,
                           ------------------                      ------------------
                           2000          1999        Increase      2000          1999         Increase
                           ----          ----        --------      ----          ----         --------
     Owned                  32            29             3         3,968         3,401           567
     Leased                 34            34            --         3,893         3,893            --
     Managed                 2             2            --           179           179            --
     Joint Venture           5            --             5           636            --           636
     Franchised             12            10             2         1,340         1,119           221
                           ---           ---           ---        ------         -----         -----
          Total             85            75            10        10,016         8,592         1,424
                           ===           ===           ===        ======         =====         ======

     Our results of operations are dependent upon our revenue per available room (RevPAR) which is a factor of occupancy and room rate. Accordingly, we intend to focus on increasing occupancy levels at each of our newly opened hotels until such time as the occupancy levels reach stabilization. Due to our rapid expansion, the overall occupancy rate for corporate hotels (which is comprised of owned and leased hotels) has been negatively impacted by the lower occupancy typically experienced during the ramp-up period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Once our hotels' occupancy levels have stabilized, we intend to review the daily pricing rates of our hotels. We believe that this practice is a prevailing standard in the U.S. lodging industry.

     Our overall results of operations and financial position are significantly influenced by our development activity. The following table sets forth our hotel development and hotel openings for the periods indicated:

                                              Number of Hotels
                                               As of June 30,
                                   -----------------------------------------
                                                                   Increase/
                                   2000             1999          (Decrease)
                                   ----             ----          ----------
Open Hotels
  Owned                             32               29                 3
  Leased                            34               34                --
  Managed                            2                2                --
  Joint Venture                      5               --                 5
  Franchised                        12               10                 2
                                   ---              ---               ---
Total                               85               75                10

Under Construction
  Owned                              1                3                (2)
  Leased                            --               --                --
  Managed                           --               --                --
  Joint Venture                      4                2                 2
  Franchised                         7                2                 5
                                   ---              ---               ---
Total                               12                7                 5

Potential Development
  Owned                             --                4                (4)
  Leased                            --               --                --
  Managed                           --               --                --
  Joint Venture                     --                4                (4)
  Franchised                        16                3                13
                                   ---              ---               ---
Total                               16               11                 5
                                   ===              ===               ===

2000 Year to Date Hotel Openings:

                                                       2000
                                           -----------------------------------
                         As of 12/31/99    1st Qtr.   2nd Qtr.   As of 6/30/00
                         --------------    --------   --------   -------------
    Open Hotels
      Owned                    31             1         --             32
      Leased                   34            --         --             34
      Managed                   2            --         --              2
      Joint Venture            --            --          5              5
      Franchised               11            --          1             12
                              ---           ---        ---            ---
    Total                      78             1          6             85
                              ===           ===        ===            ===

     We opened one franchised hotel and five joint venture hotels in the second quarter of 2000 in the following areas:

     Franchised

     o  Louisville, Kentucky

     Joint Venture

     o  Santa Clara, California

     o  Morris Plains, New Jersey

     o  Detroit, Michigan - Farmington Hills

     o  Chicago, Illinois - Wheeling

     o  Meriden, Connecticut - Hartford

     At the end of 1999, we had a total of 65 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 11 franchised hotels located in 29 different states. At June 30, 2000, we had a total of 71 company-operated hotels, two managed hotels and 12 franchised hotels in operation located in 31 different states. In addition, at June 30, 2000, we had one company-owned hotel, four joint venture hotels and seven franchised hotels under construction. We continue to perform market feasibility due diligence on potential development sites and may enter into agreements to purchase additional sites in the future. The contracts into which we enter for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale. We have the right to terminate each contract if we are not satisfied with the results of the investigations and due diligence. We are unable to assure that we will acquire properties or complete the development and construction of hotels or that any such development or construction will be completed on time or within budget. In addition, if we abandon a contract, we may write-off certain costs that would otherwise be capitalized. We intend to continue developing additional hotels through either new construction or acquisition of existing properties and are evaluating various financing arrangements. We are unable to assure such development opportunities or the related financing will be available and, if available, under terms acceptable to us. We will continue to perform periodic evaluations of our development projects and make adjustments to our development strategy as warranted.

     In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels from HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. The transactions were closed in stages, beginning in 1997 and ending in early 1999. The results from operations for 2000 and 1999 reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. Under accounting principles generally accepted in the United States, the gain must be deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 4 to Consolidated Financial Statements.

     In June 1999, we entered into an agreement with Boston Capital Institutional Advisors LLC and Mass Mutual to jointly develop new Candlewood hotels. As of June 30, 2000, we had five joint venture hotels in operation and three joint venture hotels under construction pursuant to this agreement, all of which are scheduled to open in 2000 or 2001. All joint venture hotels are franchised and operated as Candlewood hotels and are classified as joint venture hotels in the preceding development table. While we will continue to identify and evaluate potential joint venture sites, we are unable to assure that we will be able to identify and develop additional joint venture hotels. The remaining joint venture hotel under construction is in East Lansing, Michigan and is being developed on the campus of Michigan State University.

     As of June 30, 2000, we managed two non-Candlewood brand hotels, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof.

     We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. Traditionally, our franchise development program has consisted of one brand,

Candlewood Suites. To serve a perceived market demand, we added a second brand, Cambridge Suites by Candlewood, to our franchise program in November 1999. The Cambridge Suites by Candlewood brand extends the value-oriented philosophy of the Candlewood Suites brand to an upscale hotel. We believe that the addition of the Cambridge Suites brand diversifies our franchise program and provides additional growth opportunities. As of June 30, 2000, we had not entered into a franchising agreement for the Cambridge Suites brand and cannot assure that we will enter into any such agreement in the future. Accordingly, all franchise activity reported as of June 30, 2000 and June 30, 1999, represents the franchising of the Candlewood Suites brand. At June 30, 2000, we had 35 signed franchise agreements, compared to 15 at June 30, 1999. We are unable to assure that we will enter into any additional franchise agreements or that franchisees will complete the development and construction of hotels. The following table summarizes the franchise development activity at June 30, 2000 and June 30, 1999:

                                               As of June 30,
                                               --------------
                                               2000      1999
                                               ----      ----

Open hotels                                     12        10
Hotels under construction                        7         2
Franchise agreements signed, hotel
   not under construction                       16         3
                                               ---       ---
     Total franchise agreements signed          35        15
                                               ===       ===

RESULTS OF OPERATIONS

Comparison of fiscal quarters ended June 30, 2000 and June 30, 1999

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone and sales of products from the Candlewood cupboard), totaled $33.8 million for the quarter ended June 30, 2000, compared to $26.9 million for the quarter ended June 30, 1999. The increase in revenue reflects the increase in the number of hotels in operation during the second quarter of 2000 and the increased revenue generated by hotels that had completed or were near completion of their ramp-up phase. The following table sets forth our operating statistics for corporate hotels for the three months ended June 30, 2000 and June 30, 1999:

                                     For the three months
                                        ended June 30,
                                     --------------------
                                      2000          1999        Change
                                     ------        ------       ------
Occupancy                             80.1%         67.8%        12.3%
Average Daily Rate                   $57.43        $60.11       $(2.68)
Revenue per available room           $46.00        $40.75       $ 5.25

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 80.1% for corporate hotels for the quarter ended June 30, 2000, compared to 67.8% for the quarter ended June 30, 1999. Occupancy in the second quarter was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. Overall, the increase in occupancy was experienced in both short and long-term stays, but was particularly strong in our long-term stay core business, which consists of travelers staying seven or more nights. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

     The average daily room rate for corporate hotels for the quarter ended June 30, 2000 was $57.43, compared to $60.11 for the quarter ended June 30, 1999. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in average daily rate was primarily due to the increase in our long-term stays, which are charged at a lower daily rate. Other factors that influence average daily room rates include:

     o  stays of less than one week, which are charged at a higher daily rate;

     o  higher rates for our one-bedroom suites; and

     o  higher rates in certain hotel locations.

     Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $46.00 for the quarter ended June 30, 2000, compared to $40.75 for the quarter ended June 30, 1999.

     We cannot predict whether current occupancy and room rates can be maintained. Future occupancy and room rates may be impacted by a number of factors including:

     o  the number and geographic location of new hotels;

     o  the season in which new hotels open;

     o  competition;

     o  market acceptance of our hotels; and

     o  general economic conditions.

     We consider a property to have completed its ramp-up phase somewhere between six and twelve months following hotel opening. The ramp-up phase is dependent on the supply and demand characteristics of individual markets as well as the effectiveness of our local sales efforts. We had 53 company-operated hotels open as of December 31, 1998. The following table sets forth the performance of these 53 hotels for the quarters ended June 30, 2000 and June 30, 1999, respectively:

                                     For the three months
                                        ended June 30,
                                    -----------------------
                                     2000             1999         Change
                                    ------           ------       -------
Average age (in months)              23.4             11.4          12
Occupancy                            81.4%            69.6%         11.8%
Average Daily Rate                  $56.51           $60.19       $(3.68)
Revenue per available room          $46.00           $41.89       $ 4.11

     The average occupancy rate for the 53 company-operated hotels open as of December 31, 1998 increased 11.8 occupancy points in the second quarter of 2000 to 81.4%, compared to 69.6% for the same quarter in 1999. The increase was due in large part to hotels that had completed or were near completion of their ramp-up phase at June 30, 2000, and the larger percentage of extended-stay business experienced by the hotels during the second quarter of 2000. The average daily rate declined $3.68 or 6.2% in the second quarter of 2000 compared to the second quarter of 1999. This decrease is the result of the lower daily rates charged extended-stay guests. Revenue per available room increased 9.8% to $46.00 in the second quarter of 2000, compared to $41.89 in the second quarter of 1999, as a result of the increase in the occupancy rate.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended June 30, 2000, totaled $17.3 million compared to $15.1 million for the quarter ended June 30, 1999. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the increased number of hotels in operation during the second quarter of 2000, the variable nature of many of the expenses, increased wages and general economic price increases.

     Rent Expense on Leased Hotels

     We incurred rent expense on the 34 hotels leased in the second quarter of 2000 of $6.3 million, compared to $6.2 million of expense in the second quarter of 1999. The increase in rent expense is due to the contingent rent expense incurred on certain properties. Contingent rent expense is a variable expense based on a property achieving improved year over year financial performance and is calculated on an individual property basis.

     Hotel Opening Costs

     Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation costs. During the fourth quarter of 1998, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening costs to be expensed as incurred. Opening costs for the quarter ended June 30, 2000 totaled $20,000, compared to $212,000 for the quarter ended June 30, 1999. The decrease in opening costs is primarily the result of not having opened any corporate hotels in the second quarter of 2000, compared to five corporate hotels in the second quarter of 1999.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended June 30, 2000, totaled $2.5 million, compared to $1.9 million for the quarter ended June 30, 1999. The increase in depreciation and amortization expense in the second quarter of 2000, compared to 1999, was a result of the increase in the number of company-owned hotels open and operating in the second quarter of 2000. In addition, many of the newly opened corporate hotels are in higher priced, primary markets where building costs are higher. For both 2000 and 1999, depreciation and amortization expense does not reflect any expense for properties sold in the sale leaseback transactions. In accordance with accounting principles generally accepted in the United States, we do not depreciate assets held for sale. As of June 30, 2000 and June 30, 1999, we had no assets which were held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

     Corporate Operations

     Other Income

     Other income for the quarter ended June 30, 2000, totaled $787,000, compared to $236,000 for the quarter ended June 30, 1999. Other income consists primarily of franchise fees (a one-time fee received upon signing of a franchise agreement) and royalty fees (revenue-based fees received over the life of the franchise agreement) from franchised hotels, management fees received from managed hotels and equity income (loss) from joint venture hotels. The growth in other income for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, reflects an increase in franchise fee, royalty fee and management fee income. The increase in franchise fee income is a result of increased franchise sales activity. The growth in royalty fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. As previously discussed, the five joint venture hotels opened during the quarter ended June 30, 2000 are also Candlewood franchise hotels which we manage. As a result, we began receiving royalty and management fee income from these hotels during the quarter ended June 30, 2000. At June 30, 2000, we had 12 franchised hotels in operation (not counting the five joint venture hotels), compared to 10 hotels at June 30, 1999.

     We did not sell any hotels in the second quarter of 2000; however, we did recognize deferred gain on hotels that were previously sold. For the quarter ended June 30, 2000, we recognized $514,000 of gain on hotels sold, compared to $328,000 in the quarter ended June 30, 1999.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended June 30, 2000, totaled $1.6 million, compared to $1.2 million for the quarter ended June 30, 1999, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 2000 is primarily due to the expansion of our franchise sales and service team. This expansion began in the second quarter of 1999 and was completed in the third quarter of 1999. This increase was partially offset by cost savings generated by a reduction in the number of corporate office personnel and other support and service costs.

     Abandoned Site Costs

     We did not record any abandoned site costs for the quarter ended June 30, 2000. We recorded $863,000 of abandoned site costs for the quarter ended June 30, 1999. Abandoned site costs represent costs, such as acquisition, architectural and zoning costs, related to certain development sites that we have decided not to develop.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended June 30, 2000, totaled $179,000, compared to $176,000 for the quarter ended June 30, 1999. Depreciation and amortization reflects depreciation of leasehold improvements and furnishings and our financial system hardware, software and peripheral equipment. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights, trademarks) is computed using the straight-line method over a period of twenty years.

     Interest Income and Expense

     We earned $267,000 of interest income for the quarter ended June 30, 2000, compared to $310,000 for the quarter ended June 30, 1999. Interest income for the quarter ended June 30, 2000, resulted primarily from the temporary investment of cash provided by operations. Interest income for the quarter ended June 30, 1999, related to the short-term investment of proceeds received from the sale-leaseback transaction.

     We had interest expense, net of capitalized interest, of $4.6 million for the quarter ended June 30, 2000, compared to $1.9 million for the quarter ended June 30, 1999. The increase for the quarter ended June 30, 2000 is largely due to the increased level of debt, higher interest rates, and fewer projects under construction, thereby reducing the amount of interest capitalized.

     Sales of Hotels

     We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in 2000 and 1999. The following table sets forth the activity for the three months ended June 30, 2000 and June 30, 1999 (in thousands, except number of hotels):

                                                  For the three months
                                                     ended June 30,
                                                  --------------------
                                                   2000          1999
                                                  ------        ------
     Rent expense on leased hotels                $6,299        $6,218
     Gain recognized into earnings                $  514        $  328

Comparison of six months ended June 30, 2000 and June 30, 1999

     Hotel Operations

     Hotel Operations Revenue

     For the six months ended June 30, 2000, hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone and sales of products from the Candlewood cupboard), totaled $64.1 million, compared to $48.2 million for the six months ended June 30, 1999. The increase in revenue reflects the increase in the number of hotels in operation during the first six months of 2000 and the increased revenue generated by hotels that had completed or were near completion of their ramp-up phase. The following table sets forth our operating statistics for corporate hotels for the six months ended June 30, 2000 and June 30, 1999:

                                     For the six months
                                        ended June 30,
                                     ------------------
                                      2000        1999       Change
                                     ------      ------      ------
     Occupancy                        77.8%       64.1%        13.7%
     Average Daily Rate              $56.57      $59.75      $(3.18)
     Revenue per available room      $44.03      $38.32      $ 5.71

     The average occupancy rate for corporate hotels was 77.8% for the six months ended June 30, 2000, compared to 64.1% for the six months ended June 30, 1999. Occupancy for the six months ended June 30, 2000, was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. In addition, we experienced strong occupancy rates in our core business, long-term stays, which consists of travelers staying seven or more nights.

     The average daily room rate for corporate hotels for the six months ended June 30, 2000 was $56.57, compared to $59.75 for the six months ended June 30, 1999. The decrease in average daily rate was primarily due to the increase in our long-term stays, which are charged at a lower daily rate. Revenue per available room was $44.03 for the six months ended June 30, 2000, compared to $38.32 for the six months ended June 30, 1999. This increase is the result of the increased occupancy rate experienced in the six months ended June 30, 2000.

     We had 53 company-operated hotels open as of December 31, 1998. The following table sets forth the performance of these hotels for the six months ended June 30, 2000 and June 30, 1999:

                                          For the six months
                                            ended June 30,
                                        ---------------------
                                         2000           1999           Change
                                        ------         ------          ------
     Number of hotels                    53             53              --
     Average age (in months)             23.4           11.4            12
     Occupancy                           79.5%          65.7%           13.8%
     Average Daily Rate                 $55.77         $59.83          $(4.06)
     Revenue per available room         $44.33         $39.28          $ 5.05

     The average occupancy rate for the 53 company-operated hotels open as of December 31, 1998 increased 13.8 occupancy points for the six months ended June 30, 2000 to 79.5%, compared to 65.7% for the six months ended June 30, 1999. The increase was due in large part to hotels that had completed or were near completion of their ramp-up phase at June 30, 2000, and the larger percentage of extended-stay business experienced by the hotels during the six months ended June 30, 2000. The average daily rate declined $4.06 or 6.8% in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This decrease is the result of the lower daily rates charged extended-stay guests. Revenue per available room increased 12.9% to $44.33 for the six months ended June 30, 2000, compared to $39.28 for the six months ended June 30, 1999, as a result of the increase in the occupancy rate.

     Hotel Operating Expenses

     Hotel operating expenses for the six months ended June 30, 2000, totaled $34.2 million compared to $28.1 million for the six months ended June 30, 1999. The increase in hotel operating expenses is primarily due to the increased number of hotels in operation at June 30, 2000, the variable nature of many of the expenses, increased wages, and general economic price increases.

     Rent Expense on Leased Hotels

     For the six months ended June 30, 2000, we incurred rent expense of $12.6 million for leased hotels, compared to $12.4 million for the six months ended June 30, 1999. The increase in rent expense reflects the full six -month lease costs of the three hotels sold in January 1999 and the payment of contingent rent on certain properties.

     Hotel Opening Costs

     For the six months ended June 30, 2000, opening costs totaled $113,000, compared to $797,000 for the six months ended June 30, 1999. The decrease in opening costs is primarily the result of having opened only one company-operated hotel in the six month period ended June 30, 2000, compared to 10 hotels in the six month period ended June 30, 1999.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations for the six months ended June 30, 2000, totaled $4.8 million, compared to $3.3 million for the six months ended June 30, 1999. The increase in depreciation and amortization expense for the six months ended June 30, 2000, compared to the same period in 1999, is primarily the result of the increase in the number of company-owned hotels open and operating at June 30, 2000. In addition, as previously noted, many of the newly opened corporate hotels are in higher priced, primary markets where building costs are higher.

     Corporate Operations

     Other Income

     Other income for the six months ended June 30, 2000, totaled $1.2 million, compared to $443,000 for the six months ended June 30, 1999. The growth in other income in 2000, compared to 1999, reflects an increase in franchise fee, royalty fee and management fee income.

     We did not sell any hotels during the six months ended June 30, 2000; however, we did recognize $1.0 million of gain on hotels that were previously sold. For the six months ended June 30, 1999, we sold three hotels and recognized $509,000 of gain on hotels sold.

     Corporate Operating Expenses

     For the six months ended June 30, 2000, corporate operating expenses totaled $3.0 million, compared to $2.5 million for the six months ended June 30, 1999. The increase in 2000 is primarily due to the expansion of our franchise sales and service team and was partially offset by cost savings generated by a reduction in the number of corporate office personnel and other support and service costs.

     Abandoned Site Costs

     There were no abandoned site costs recorded for the six months ended June 30, 2000. We recorded $863,000 of abandoned site costs for the six months ended June 30, 1999.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations totaled $357,000 for the six months ended June 30, 2000, compared to $300,000 for the six months ended June 30, 1999. The increase in depreciation and amortization reflects depreciation of the leasehold improvements and furnishings purchased in 1999 for the new corporate office and the depreciation of the financial system hardware, software and peripheral equipment purchased in 1999.

     Interest Income and Expense

     Interest income totaled $499,000 for the six months ended June 30, 2000, compared to $592,000 for the six months ended June 30, 1999. Interest income for the six months ended June 30, 2000, resulted primarily from the temporary investment of cash provided by operations. Interest income for the six months ended June 30, 1999, related to the short-term investment of proceeds received from the sale-leaseback transaction and the Series B Preferred Stock offering.

     Interest expense, net of capitalized interest, totaled $8.5 million for the six months ended June 30, 2000, compared to $3.4 million for the six months ended June 30, 1999. The increase in interest expense is largely due to the increased level of debt, higher interest rates, and fewer projects under construction, thereby reducing the amount of interest capitalized.

     Sales of Hotels

     We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in 2000 and 1999. The following table sets forth the activity for the six months ended June 30, 2000 and June 30, 1999 (in thousands, except number of hotels):

                                                     For the six months
                                                       ended June 30,
                                                    --------------------
                                                     2000         1999
                                                    -------      -------
 Number of hotels sold - six months                      --          3
 Proceeds from sales of hotels, net
   of deferred gain                                 $    --      $24,285
 Rent expense on leased hotels                      $12,558      $12,354
 Gain recognized into earnings                      $ 1,037      $   509

Liquidity and Capital Resources

     We had cash and cash equivalents of $23.2 million at June 30, 2000, compared to $18.2 million at June 30, 1999. Net cash provided by operating activities totaled $4.1 million for the six months ended June 30, 2000 compared to $14.5 million for the six months ended June 30, 1999. The primary sources of cash for the six month period ended June 30, 2000 were $3.3 of net income from operations and $5.2 million of non-cash depreciation and amortization expense. Uses of cash in 2000 consisted primarily of a $4.0 million increase in other assets. The primary sources of cash for the six months ended June 30, 1999 were the reduction of $20.8 million in the amount of hotels held for sale, an increase of $2.0 million in deferred gain on sale of hotels, and $3.6 million of non-cash depreciation and amortization. Uses of cash in 1999 consisted of $1.9 million in net loss from operations, a decrease of $3.7 million in accounts payable and accrued expenses, an increase of $3.1 million in accounts receivable, and a $2.5 million increase in the amount of deposits relating to the sale-leaseback transaction.

     Net cash used in investing activities for the six months ended June 30, 2000, totaled $10.6 million, compared to $65.5 million for the six months ended June 30, 1999. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, acquisition costs for potential development sites, and the costs of hotels sold accounted for the majority of the cash used. For the six months ended June 30, 2000, we expended approximately $14.2 million, compared to $65.3 million for the six months ended June 30, 1999.

     For the six months ended June 30, 2000, net cash provided by financing activities was $11.0 million compared to $46.1 million for the six months ended June 30, 1999. Net cash provided by financing activities included $16.2 million in proceeds from mortgages and notes payable for the six months ended June 30, 2000, partially offset by $4.0 million of preferred stock dividend payments. For the six months ended June 30, 1999, cash provided by financing activities consisted of $53.5 million in proceeds from mortgages and notes payable, partially offset by $3.3 million in principal payments on notes and $4.0 million of preferred stock dividend payments. The principal payments on notes payable made in 1999 related primarily to the three hotels sold in the first quarter of 1999.

     At June 30, 2000, we had one company-owned hotel under construction (Jersey City, New Jersey) with a total estimated cost of approximately $24.3 million. We have secured financing for this hotel. As of June 30, 2000, we had incurred costs on this hotel of approximately $13.1 million. Under terms of the financing, our total equity requirement for this hotel is $5.5 million, $5.1 million of which had been funded as of June 30, 2000. The remaining $400,000 of equity will be funded upon completion of the hotel.

     We had three hotels under construction at June 30, 2000 as part of our joint venture development agreement with Boston Capital Institutional Advisors and Mass Mutual. The total estimated cost of construction for these hotels is $34.5 million. As of June 30, 2000, the joint venture had incurred costs of approximately $16.7 million on these projects. These costs include land acquisition costs, deposits and fees for surveys, legal services, environmental studies, and architectural drawings. Our total equity requirement per the loan agreements for these three hotels is $4.2 million, all of which had been funded as of June 30, 2000. Under the terms of our joint venture development agreement, if we do not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to existing joint venture hotels by up to 5%. As of June 30, 2000, this would amount to approximately $3.5 million. While we have eight hotels open or under construction at June 30, 2000 and will continue to identify and evaluate potential joint venture sites, we do not expect to have 10 joint venture hotels open or under construction by August 31, 2000.

     In addition to the above, at June 30, 2000, we had one joint venture hotel under construction in East Lansing, Michigan. The total estimated cost of construction for this hotel is $8.3 million. As of June 30, 2000, the joint venture had incurred costs on this hotel of approximately $117,000. Under terms of the joint venture agreement, our total equity requirement for this hotel is $895,000, $117,000 of which had been funded as of June 30, 2000.

     We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for development of projects currently under construction, payment of preferred dividends and operations through December 2001. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would similarly require additional capital. We continue to consider and/or pursue a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to build or acquire additional hotels. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on our business and results of operations.

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

Quantitative and Qualitative Disclosure of Market Risk

     Our earnings are affected by changes in interest rates as a portion of our outstanding indebtedness is at variable rates based on LIBOR. For each interest rate change of .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance at June 30, 2000, would change by approximately $18,800. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. For each interest rate change of .01 percent, the market value of our short-term investments, based on the outstanding balance at June 30, 2000, would change by approximately $1,500.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


     On May 16, 2000, the Company held its 2000 Annual Meeting of Stockholders to elect the Company's board of directors. The number of shares entitled to vote was 9,025,000 shares of the Company's Common Stock, 65,000 shares of the Company's Series A Preferred Stock and 42,000 shares of the Company's Series B Preferred Stock. On an as-converted basis, the total number of shares of Common Stock available to vote was 20,288,158. The total number of shares represented in person or by proxy to vote was 16,070,872. Each of the current directors was re-elected. Messrs. Costley, Cresci, DeBoer, Fix, Morris, Nielsen, Pados, Perocchi and Salazar were re-elected with 16,059,602 affirmative votes and 11,270 votes against. Ms. Albrecht and Messrs. Keltner and Storey were re-elected with 16,059,502 affirmative votes and 11,370 votes against. No other matters were put to a vote of stockholders at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CANDLEWOOD HOTEL COMPANY, INC.


Date: August 11, 2000                By: /s/ Jack P. DeBoer
                                         ---------------------------------------
                                             Jack P. DeBoer, Chairman
                                             and Chief Executive Officer



Date: August 11, 2000                By: /s/ Warren D. Fix
                                         ---------------------------------------
                                         Warren D. Fix, Executive Vice President
                                         and Chief Financial Officer

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

   10.14 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant.
              (6)

   10.15 Guaranty Agreement, dated as of December 24, 1997, by Candlewood Hotel Company, Inc. for the benefit of HPTCW and HPT. (6)

  Exhibit
    No.                            Description
  -------                          -----------

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