Form 10-Q
period 2000-09-30
CANDLEWOOD HOTEL CO INC
filed 2000-11-14
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-21583

                         Candlewood Hotel Company, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      48-1188025
---------------------------------            ----------------------------------
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

          Class                           Outstanding at November 10, 2000
----------------------------              --------------------------------
Common Stock, $.01 par value                     9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000


                                      INDEX

                                                                                               PAGE
                                                                                              ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets at September 30, 2000 (unaudited)
                      and December 31, 1999                                                     3

                  Consolidated Statements of Operations for the three
                      and nine months ended September 30, 2000 and
                      September 30, 1999 (unaudited)                                            4

                  Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 2000 and September 30, 1999
                      (unaudited)                                                               5

                  Notes to Consolidated Financial Statements                                  6 - 12

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                    13 - 26

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                             27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (in thousands, except par value, stated value and share data)

                                                                          September 30,
                                                                              2000           December 31,
                                                                           (Unaudited)          1999
                                                                            ---------        ---------
ASSETS
Investment in hotels completed and under construction:
      Hotels completed                                                      $ 263,594        $ 238,320
      Hotels under construction                                                23,788           37,755
      Other costs                                                                  50            3,654
                                                                            ---------        ---------
                                                                              287,432          279,729
      Accumulated depreciation and amortization                               (14,872)          (8,582)
                                                                            ---------        ---------
      Net investment in hotels                                                272,560          271,147

Cash and cash equivalents (including $926 and $407 of
       restricted cash, respectively)                                          21,552           18,624
Deposits                                                                       26,334           26,334
Accounts and other receivables                                                  5,761            4,735
Other assets                                                                   27,373           20,437
                                                                            ---------        ---------

              Total assets                                                  $ 353,580        $ 341,277
                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                                 $ 208,554        $ 190,545
Accounts payable and other accrued expenses                                    18,751           22,874
Deferred gain on sale of hotels                                                15,844           17,431
Other liabilities                                                                 854            1,172
                                                                            ---------        ---------
              Total liabilities                                               244,003          232,022

Redeemable, convertible, cumulative preferred stock ("Series A"),
       $1,000 stated value, 65,000 shares authorized and outstanding,
       net of offering costs                                                   61,339           61,339

Redeemable, convertible, cumulative preferred stock ("Series B"),
       $1,000 stated value, 42,000 shares authorized and outstanding,
       net of offering costs                                                   39,350           39,350

Stockholders' equity:
      Common stock, $.01 par value, 100,000,000 shares
         authorized, 9,025,000 issued and outstanding                              90               90
      Additional paid-in capital                                               35,270           35,270
      Accumulated deficit                                                     (26,472)         (26,794)
                                                                            ---------        ---------
              Total stockholders' equity                                        8,888            8,566
                                                                            ---------        ---------

              Total liabilities and stockholders' equity                    $ 353,580        $ 341,277
                                                                            =========        =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)

                                                                                                      For the
                                                         For the Quarter Ended                   Nine Months Ended
                                                   --------------------------------      --------------------------------
                                                   September 30,      September 30,      September 30,      September 30,
                                                       2000               1999                2000               1999
                                                   -------------      -------------      -------------      -------------
REVENUES:
Hotel operations                                    $    33,624        $    29,585        $    97,704        $    77,758
Other income                                              1,185                538              2,422                981
                                                    -----------        -----------        -----------        -----------
    Total hotel operating revenues                       34,809             30,123            100,126             78,739
Proceeds from sale of hotels, net of deferred
     gain of $0 and $2,317, respectively                     --                 --                 --             24,283
Deferred gain recognition on sales of hotels                550                395              1,587                904
                                                    -----------        -----------        -----------        -----------
     Total revenues                                      35,359             30,518            101,713            103,926
                                                    -----------        -----------        -----------        -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                 16,810             15,609             51,041             43,753
Corporate operating expenses                              1,648              1,067              4,609              3,535
Rent expense on leased hotels                             6,294              6,227             18,852             18,581
Hotel opening costs                                          44                208                157              1,005
Abandoned site costs                                         --                 --                 --                863
Depreciation and amortization                             2,805              2,364              7,993              5,959
                                                    -----------        -----------        -----------        -----------
     Total operating costs and expenses                  27,601             25,475             82,652             73,696
Cost of hotels sold                                          --                 --                 --             24,283
                                                    -----------        -----------        -----------        -----------
                                                          7,758              5,043             19,061              5,947

Interest income                                             335                171                834                763
Interest expense                                         (5,011)            (3,099)           (13,543)            (6,513)
                                                    -----------        -----------        -----------        -----------
     Income before preferred dividends                    3,082              2,115              6,352                197

Preferred stock dividends                                (2,017)            (2,023)            (6,008)            (6,003)
                                                    -----------        -----------        -----------        -----------
     Net income (loss) available to common
     Stockholders                                   $     1,065        $        92        $       344        $    (5,806)
                                                    ===========        ===========        ===========        ===========

Net income (loss) per share of common
     stock - basic                                  $       .12        $       .01        $       .04        $     (0.64)
                                                    ===========        ===========        ===========        ===========
Net income (loss) per share of common
     stock - diluted                                $       .12        $       .01        $       .04        $     (0.64)
                                                    ===========        ===========        ===========        ===========

Weighted average shares
     outstanding - basic and diluted                  9,025,000          9,025,000          9,025,000          9,025,000
                                                    ===========        ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                               Nine Months Ended
                                                                     ---------------------------------------
                                                                     September 30, 2000   September 30, 1999
                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before preferred stock dividends                               $  6,352             $    197
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           7,993                5,959
     Deferred gain recognition on sales of hotels                           (1,587)                (904)
     Abandoned site costs                                                       --                  863
     Change in:
       Hotels completed and under construction - held for sale                  --               20,776
       Deposits                                                                 --               (2,487)
       Accounts receivable                                                  (1,026)              (3,796)
       Opening costs                                                            --                  718
       Other assets                                                         (4,087)              (5,343)
       Accounts payable and other accrued expenses                          (1,247)              (1,733)
       Deferred gain on sale of hotels                                          --                2,009
       Other liabilities                                                      (170)                 (84)
                                                                          --------             --------
         Net cash provided by operating activities                           6,228               16,175
                                                                          --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed and under construction                   (21,891)             (89,041)
Change in site acquisition costs                                             3,604               10,714
Purchase of intangible assets                                                   (6)                (256)
                                                                          --------             --------
         Net cash used in investing activities                             (18,293)             (78,583)
                                                                          --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                                   22,514               67,613
Payments on mortgages and notes payable                                     (1,343)              (3,354)
Preferred stock dividends                                                   (6,030)              (6,024)
Other liabilities                                                             (148)                (205)
Expenditures for private placement                                              --                  (48)
                                                                          --------             --------
         Net cash provided by financing activities                          14,993               57,982
                                                                          --------             --------

Net increase (decrease) in cash and cash equivalents                         2,928               (4,426)
Cash and cash equivalents at beginning of period                            18,624               23,155
                                                                          --------             --------
Cash and cash equivalents at end of period                                $ 21,552             $ 18,729
                                                                          ========             ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                    $ 15,648             $  9,790
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

G.      Investments in Joint Ventures

             The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity that it accounts for under the equity method of accounting. As of September 30, 2000, the Company had contributed $12.0 million to the joint ventures, of which $5.0 million (in non-cash transactions) was contributed during the nine months ended September 30, 2000. This amount is included in other assets on the accompanying balance sheets.

             The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual in which it has a 50% ownership. As of September 30, 2000, the Company operated five hotels and had three additional hotels under construction pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. As of September 30, 2000, this amount was estimated at approximately $3.7 million. As of November 10, 2000, Boston Capital and Mass Mutual had not required the Company to increase its capital contribution, although they may require the Company to do so in the future. The Company is otherwise in compliance with the terms of the joint venture agreement. The Company will continue to identify and evaluate potential joint venture sites with these partners. The following is unaudited financial information for the joint venture as of September 30, 2000:

     ---------------------------------------------------------------------------
     Nine months ended September 30, 2000
     ---------------------------------------------------------------------------
     (In thousands)

     Hotels completed and under construction            $63,345
     Other assets                                         4,268
                                                        -------
     Total assets                                       $67,613
                                                        =======

     Total development liabilities                      $58,488
     Total equity                                         9,125
                                                        -------
     Total liabilities and equity                       $67,613
                                                        =======


     ---------------------------------------------------------------------------
     Nine months ended September 30, 2000
     ---------------------------------------------------------------------------
     (In thousands)

     Total revenue                                      $ 4,727
     Hotel operating expenses                             1,853
     Hotel opening costs                                    400
     Depreciation and amortization                          824
     Interest expense                                       866
                                                        -------
     Net pre-tax income                                 $   784
                                                        =======

     H.      Segment Reporting

             In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports beginning in the third year of implementation. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company.

             The Company has two reportable segments: the operation of hotels and the sale of hotels. Information related to the Company's reportable segments is as follows:

     ---------------------------------------------------------------------------
     Nine months ended September 30, 2000
     ---------------------------------------------------------------------------
     (In thousands)


                                                         Operation of         Sale of
                                                            Hotels             Hotels              Total
                                                           --------            ------            --------
     Revenues from external customers                      $100,126            $   --            $100,126
     Interest expense                                        13,543                --              13,543
     Depreciation expense                                     7,456                --               7,456
     Segment profit                                          22,777             1,587              24,364

     Hotels assets:
        Hotels completed and under construction             287,382                --             287,382
        Trade accounts receivable                             2,979             2,392               5,371


     ---------------------------------------------------------------------------
     Nine months ended September 30, 1999
     ---------------------------------------------------------------------------
     (In thousands)

                                                         Operation of         Sale of
                                                            Hotels             Hotels              Total
                                                           --------            ------            --------
     Revenues from external customers                      $ 78,739           $24,283            $103,022
     Interest expense                                         6,513                --               6,513
     Depreciation expense                                     5,477                --               5,477
     Segment profit                                          10,928               904              11,832

     Hotels assets:
        Hotels completed and under construction             272,344                --             272,344
        Trade accounts receivable                             3,583             2,803               6,386


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

Note 2: Mortgages and Notes Payable

        As of September 30, 2000, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 30 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (10.02% to 10.88% as of September 30, 2000). Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and provides for two 12-month extension periods. Maturity dates currently range from March 2001 to September 2003. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 2000, $168.0 million was outstanding under these 30 building loan agreements.

        The Company has entered into loan agreements with various local and regional banks for financing on four of the Company's hotels. Each of the agreements was entered into by wholly-owned subsidiaries of the Company that own the related hotel and land. Interest on the loans is payable monthly, in arrears, beginning on the first full calendar month after the date of each agreement. Interest payments are calculated monthly at either a fixed or variable rate per annum depending on the note. As of September 30, 2000, interest on the loans ranged from 9.37% to 12.50% with maturity dates ranging from February 2001 to March 2004. Principal amortization payments are made monthly and based on terms ranging from 20 to 25 years. These payments will continue until maturity. Each of the loans may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on the original amortization term. Amounts borrowed under the loans are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to the bank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 2000, $25.6 million was outstanding under these notes.

        The Company had $15.0 million in unsecured indebtedness outstanding as of September 30, 2000, with Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotels Corporation ("Doubletree"), evidenced by two promissory notes. Interest is payable quarterly at 15%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001 and July 2002, respectively.

        Certain amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree. Doubletree has agreed to guarantee the portions of certain loans made to the Company and its franchisees. The guarantee applies to loans that exceed 56.25% of the hotel cost but not in excess of 80% of such costs of hotels that the Company manages and 75% of the costs of hotels not managed by the Company. It is anticipated that the guarantee will remain in effect until the loan has been repaid. Upon an event of default, Doubletree will have the option to meet any shortfalls or pay down the loan principal. In exchange for the guarantee, Doubletree will receive a 5% interest in the cash flows of the hotels and an annual fee equal to 0.25% to 0.50% of the total loan amount outstanding. In the event a loan is refinanced, Doubletree will receive a fee equal to 5% of the increase in proceeds attributable to the refinancing. In the event the loan is extinguished through the sale of the underlying property, Doubletree will receive as a fee, 5% of the gain on sale resulting from the transaction.

Note 3: Redeemable, Convertible, Cumulative Preferred Stock

General

        The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At September 30, 2000, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

        Terms of the sales are all cash at the close of escrow for hotels sold. The lease term for the non-cancelable operating leases is approximately 14 years for the 17 hotels in the first transaction and 13 years for the 17 hotels in the third transaction with all leases expiring on December 31, 2011. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

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

        In total, the Company has sold $260.9 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note 1). The Company recognized approximately $1.6 million of deferred gain in income in the nine months ended September 30, 2000, compared to $904,000 in the nine months ended September 30, 1999. In total, the Company has recognized a total of $3.5 million of deferred gain in income. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

        Candlewood owns, operates, manages, develops and franchises hotels serving mid-market extended-stay business travelers.

        The following table sets forth our property portfolio as of September 30, 2000 and September 30, 1999:

                             Number of Hotels                                      Number of Rooms
                               September 30,                                        September 30,
                         ------------------------                              ------------------------
                          2000              1999            Increase            2000              1999            Increase
                         ------            ------           --------           ------            ------           --------
Owned                        32                30                 2             3,968             3,530               438
Leased                       34                34                --             3,893             3,893                --
Managed                       2                 2                --               179               179                --
Joint Venture                 5                --                 5               636                --               636
Franchised                   15                10                 5             1,652             1,118               534
                         ------            ------            ------            ------            ------            ------
     Total                   88                76                12            10,328             8,720             1,608

        Our results of operations are dependent upon our revenue per available room (RevPAR) which is a factor of occupancy and room rate. Accordingly, we intend to focus on increasing occupancy levels at each of our newly opened hotels until such time as the occupancy levels reach stabilization. Traditionally, the overall occupancy rate for our corporate hotels (which is comprised of owned and leased hotels) has been negatively impacted by the lower occupancy typically experienced during the ramp-up period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. Once occupancy levels stabilize at a corporate hotel, we review the daily pricing rates of that hotel. We believe that this practice is a prevailing standard in the U.S. lodging industry.

        Our overall results of operations and financial position are significantly influenced by our development activity. The following tables set forth our hotel development and hotel openings for the periods indicated:

                                       Number of Hotels
                                     As of September 30,
                           ---------------------------------------
                                                        Increase /
                           2000            1999         (Decrease)
                           ----            ----         ----------
Open Hotels
  Owned                      32              30               2
  Leased                     34              34              --
  Managed                     2               2              --
  Joint Venture               5              --               5
  Franchised                 15              10               5
                           ----            ----            ----
Total                        88              76              12

continued:

                                             Number of Hotels
                                            As of September 30,
                                 --------------------------------------------
                                                                   Increase /
                                  2000              1999           (Decrease)
                                 ------            ------          ----------
Under Construction
  Owned                               1                 3                (2)
  Leased                             --                --                --
  Managed                            --                --                --
  Joint Venture                       4                 6                (2)
  Franchised                          6                 3                 3
                                 ------            ------            ------
Total                                11                12                (1)

Potential Development
  Owned                              --                 1                (1)
  Leased                             --                --                --
  Managed                            --                --                --
  Joint Venture                       1                 1                --
  Franchised                         15                 8                 7
                                 ------            ------            ------
Total                                16                10                 6

2000 Year to Date Hotel Openings:

                                                                        2000
                                             ------------------------------------------------------------
                           As of                                                                   As of
                          12/31/99          1ST Qtr.          2nd Qtr.          3rd Qtr.          9/30/00
                          --------          --------          --------          --------          -------
Open Hotels
  Owned                        31                 1                --                --                32
  Leased                       34                --                --                --                34
  Managed                       2                --                --                --                 2
  Joint Venture                --                --                 5                --                 5
  Franchised                   11                --                 1                 3                15
                           ------            ------            ------            ------            ------
Total                          78                 1                 6                 3                88

        We opened three franchised hotels in the third quarter of 2000 in the following areas:

                           -   Durham, North Carolina
                           -   Green Bay, Wisconsin
                           -   Richmond, Virginia

        At the end of 1999, we had a total of 65 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 11 franchised hotels located in 29 different states. At September 30, 2000, we had a total of 71 company-operated hotels, two managed hotels and 15 franchised hotels in operation located in 32 different states. In addition, at September 30, 2000, we had one company-owned hotel, four joint venture hotels and six franchised hotels under construction. We continue to perform market feasibility due diligence on potential development sites and may enter into agreements to purchase additional sites in the future. The contracts into which we enter for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale. We have the right to terminate each contract if we are not satisfied with the results of the investigations and due diligence. We may not acquire properties, complete the development and construction of hotels or be able to build or develop hotels on time or within budget. In addition, if we abandon a contract, we may write-off certain costs that would otherwise be capitalized. We intend to continue developing additional hotels through either new construction or acquisition of existing properties and are evaluating various financing arrangements.

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

        In June 1999, we entered into an agreement with Boston Capital Institutional Advisors LLC and Mass Mutual to jointly develop new Candlewood hotels. As of September 30, 2000, we had five joint venture hotels in operation and three joint venture hotels under construction pursuant to this agreement, all of which are scheduled to open in 2000 or 2001. All joint venture hotels are franchised and operated as Candlewood hotels and are classified as joint venture hotels in the preceding development table. While we will continue to identify and evaluate potential joint venture sites, we are unable to assure that we will be able to identify and develop additional joint venture hotels. The remaining joint venture hotel under construction is in East Lansing, Michigan and is being developed on the campus of Michigan State University.

        As of September 30, 2000, we managed two non-Candlewood brand hotels, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof.

        We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. We have a franchise program which consists of two brands, Candlewood Suites by Candlewood and Cambridge Suites by Candlewood. At September 30, 2000, we had a total of 36 signed franchise agreements for both the Candlewood and Cambridge Suites brands, compared to 21 at September 30, 1999. As of September 30, 2000, we had entered into 35 franchise agreements for the Candlewood Suites brand and one agreement for the Cambridge Suites brand. We are unable to assure that we will enter into any additional franchise agreements or that franchisees will complete the development and construction of hotels. The following table summarizes the franchise development activity at September 30, 2000 and September 30, 1999:

                                                     As of September 30,
                                                  ------------------------
                                                   2000              1999
                                                  ------            ------
Open hotels                                           15                10
Hotels under construction                              6                 3
Franchise agreements signed, hotel
   not under construction                             15                 8
                                                  ------            ------
     Total franchise agreements signed                36                21

RESULTS OF OPERATIONS

Comparison of fiscal quarters ended September 30, 2000 and September 30, 1999

        Hotel Operations

        Hotel Operations Revenue

        Hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone and sales of products from the Candlewood cupboard), totaled $33.6 million for the quarter ended September 30, 2000, compared to $29.6 million for the quarter ended September 30, 1999. The increase in revenue reflected the increase in the number of corporate hotels (comprised of owned and leased hotels) in operation during the third quarter of 2000 and the increased revenue generated by hotels that had completed or were near completion of their ramp-up phase. The following table sets forth our operating statistics for corporate hotels for the three months ended September 30, 2000 and September 30, 1999:

                                        For the three months ended September 30,
                                      --------------------------------------------
                                       2000               1999              Change
                                      ------             ------             ------
Occupancy                               77.4%              72.1%               5.3%
Average Daily Rate                    $58.09             $58.39             $(0.30)
Revenue per available room            $44.99             $42.13             $ 2.86

        Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 77.4% for corporate hotels for the quarter ended September 30, 2000, compared to 72.1% for the quarter ended September 30, 1999. Occupancy in the third quarter was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. Overall, the increase in occupancy was experienced in both short and long-term stays, but was particularly strong in our long-term stay core business, which consists of travelers staying seven or more nights. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

        The average daily room rate for corporate hotels for the quarter ended September 30, 2000 was $58.09, compared to $58.39 for the quarter ended September 30, 1999. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in average daily rate was primarily due to the increase in our long-term stays, which are charged at a lower daily rate. Other factors that influence average daily room rates include:



        - stays of less than one week, which are charged at a higher daily rate;

        -    higher rates for our one-bedroom suites; and

        -    higher rates in certain hotel locations.

        Revenue per available room for corporate hotels, calculated as the average occupancy rate multiplied by the average daily rate, was $44.99 for the quarter ended September 30, 2000, compared to $42.13 for the quarter ended September 30, 1999.

        We cannot predict whether current occupancy and room rates can be maintained. Future occupancy and room rates may be impacted by a number of factors including:

        -    the number and geographic location of new hotels;

        -    the season in which new hotels open;

        -    competition;

        -    market acceptance of our hotels; and

        -    general economic conditions.

        We consider a property to have completed its ramp-up phase somewhere between nine and twelve months following a hotel's opening. The ramp-up phase is dependent on the supply and demand characteristics of individual markets as well as the effectiveness of our local sales efforts. We had 53 corporate hotels open as of December 31, 1998. The following table sets forth the performance of these 53 hotels for the quarters ended September 30, 2000 and September 30, 1999, respectively:

                                        For the three months
                                         ended September 30,
                                      -------------------------
                                       2000               1999              Change
                                      ------             ------             ------
Average age (in months)                 26.4               14.4                 12
Occupancy                               78.7%              73.1%               5.6%
Average Daily Rate                    $57.63             $58.33             $(0.70)
Revenue per available room            $45.33             $42.61             $ 2.72

        The average occupancy rate for the 53 corporate hotels open as of December 31, 1998 increased 5.6 occupancy points in the third quarter of 2000 to 78.7%, compared to 73.1% for the same quarter in 1999. The increase was due in large part to hotels that had completed or were near completion of their ramp-up phase at September 30, 2000, and the larger percentage of extended-stay business experienced by the hotels during the third quarter of 2000. The average daily rate declined $0.70, or 1.2%, in the third quarter of 2000 compared to the third quarter of 1999. This decrease was the result of the lower daily rates charged extended-stay guests. Revenue per available room increased 6.4% to $45.33 in the third quarter of 2000, compared to $42.61 in the third quarter of 1999, as a result of the increase in the occupancy rate.

        Hotel Operating Expenses

        Hotel operating expenses for the quarter ended September 30, 2000 totaled $16.8 million compared to $15.6 million for the quarter ended September 30, 1999. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the increased number of corporate hotels in operation during the third quarter of 2000, the variable nature of many hotel operating expenses, increased wages and general economic price increases.

        Rent Expense on Leased Hotels

        We incurred rent expense on the 34 hotels leased in the third quarter of 2000 of $6.3 million, compared to $6.2 million of expense in the third quarter of 1999. The increase in rent expense was due to the contingent rent expense incurred on certain properties. Contingent rent expense is a variable expense based on a property achieving improved year over year financial performance and is calculated on an individual property basis.

        Hotel Opening Costs

        Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation costs. During the fourth quarter of 1998, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening costs to be expensed as incurred. Opening costs for the quarter ended September 30, 2000 totaled $44,000, compared to $208,000 for the quarter ended September 30, 1999. The decrease in opening costs was primarily the result of having opened fewer company-owned hotels in 2000.

        Hotel Depreciation and Amortization

        Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended September 30, 2000, totaled $2.6 million, compared to $2.2 million for the quarter ended September 30, 1999. The increase in depreciation and amortization expense in the third quarter of 2000, compared to 1999, was a result of the increase in the number of company-owned hotels open in the third quarter of 2000. In addition, many of the newly opened company-owned hotels are in higher priced, primary markets where building costs are higher. For both 2000 and 1999, depreciation and amortization expense does not reflect any expense for properties sold in the sale leaseback transactions. In accordance with accounting principles generally accepted in the United States, we do not depreciate assets held for sale. As of September 30, 2000 and September 30, 1999, we had no assets which were held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

        Corporate Operations

        Other Income

        Other income for the quarter ended September 30, 2000, totaled $1.2 million, compared to $538,000 for the quarter ended September 30, 1999. Other income consists primarily of franchise fees (a one-time fee received upon signing of a franchise agreement) and royalty fees (revenue-based fees received over the life of the franchise agreement) from franchised hotels, management fees received from managed hotels and equity income (loss) from joint venture hotels. The growth in other income for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999, was due to an increase in royalty fee, management fee, and equity income. The growth in royalty fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. As previously discussed the five Boston Capital joint venture hotels open at September 30, 2000 are also Candlewood franchise hotels that we manage. As a result, we receive royalty fees, management fees, and equity income from these hotels. At September 30, 2000, we had 15 franchised hotels in operation (not counting the five joint venture hotels), compared to 10 hotels at September 30, 1999.

        We did not sell any hotels in the third quarter of 2000; however, we did recognize deferred gain on hotels that were previously sold. For the quarter ended September 30, 2000, we recognized $550,000 of gain on hotels sold, compared to $395,000 in the quarter ended September 30, 1999.

        Corporate Operating Expenses

        Corporate operating expenses for the quarter ended September 30, 2000, totaled $1.6 million, compared to $1.1 million for the quarter ended September 30, 1999, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 2000 was primarily due to the expansion of our franchise sales and service team. This expansion began in the second quarter of 1999 and was completed in the third quarter of 1999. In addition, we incurred costs in the third quarter of 2000 related to the purchase of our new field property management system and the training of related personnel. These costs were expensed in accordance with accounting Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use".

        Corporate Depreciation and Amortization

        Depreciation and amortization applicable to corporate operations for the quarter ended September 30, 2000, totaled $179,000, compared to $182,000 for the quarter ended September 30, 1999. Depreciation and amortization reflects depreciation of leasehold improvements and furnishings and our financial system hardware, software and peripheral equipment. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights, trademarks) is computed using the straight-line method over a period of twenty years.

        Interest Income and Expense

        We earned $335,000 of interest income for the quarter ended September 30, 2000, compared to $171,000 for the quarter ended September 30, 1999. Interest income for the quarter ended September 30, 2000, resulted primarily from the temporary investment of cash provided by operations. Interest income for the quarter ended September 30, 1999, related to the short-term investment of proceeds received from the sale-leaseback transaction and the temporary investment of cash provided by operations.

        We had interest expense, net of capitalized interest, of $5.0 million for the quarter ended September 30, 2000, compared to $3.1 million for the quarter ended September 30, 1999. The increase for the quarter ended September 30, 2000 was largely due to the increased level of debt, higher interest rates, and fewer projects under construction, thereby reducing the amount of interest capitalized.

        Sales of Hotels

        We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in 2000 and 1999. The following table sets forth the activity for the three months ended September 30, 2000 and September 30, 1999 (in thousands):

                                        For the three months ended
                                               September 30,
                                         ------------------------
                                          2000              1999
                                         ------            ------
Rent expense on leased hotels            $6,294            $6,227
Gain recognized into earnings            $  550            $  395

Comparison of nine months ended September 30, 2000 and September 30, 1999

        Hotel Operations

        Hotel Operations Revenue

        For the nine months ended September 30, 2000, hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone and sales of products from the Candlewood cupboard), totaled $97.7 million, compared to $77.8 million for the nine months ended September 30, 1999. The increase in revenue reflects the increase in the number of corporate hotels in operation during the first nine months of 2000 and the increased revenue generated by hotels that had completed or were near completion of their ramp-up phase. The following table sets forth our operating statistics for corporate hotels for the nine months ended September 30, 2000 and September 30, 1999:

                                  For the nine months ended
                                        September 30,
                                  -------------------------
                                   2000               1999            Change
                                  ------             ------           ------
Occupancy                           77.7%              67.0%            10.7%
Average Daily Rate                $57.09             $59.22           $(2.13)
Revenue per available room        $44.36             $39.68           $ 4.68

        The average occupancy rate for corporate hotels was 77.7% for the nine months ended September 30, 2000, compared to 67.0% for the nine months ended September 30, 1999. Occupancy for the nine months ended September 30, 2000, was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. In addition, we experienced strong occupancy rates in our core business, long-term stays, which consists of travelers staying seven or more nights.

        The average daily room rate for corporate hotels for the nine months ended September 30, 2000 was $57.09, compared to $59.22 for the nine months ended September 30, 1999. The decrease in average daily rate was primarily due to the increase in our long-term stays, which are charged at a lower daily rate. Revenue per available room was $44.36 for the nine months ended September 30, 2000, compared to $39.68 for the nine months ended September 30, 1999. This increase was the result of the increased occupancy rate experienced in the nine months ended September 30, 2000.

        We had 53 corporate hotels open as of December 31, 1998. The following table sets forth the performance of these 53 hotels for the nine months ended September 30, 2000 and September 30, 1999:

                                 For the nine months ended
                                       September 30,
                                 -------------------------
                                  2000               1999              Change
                                 ------             ------             ------
Average age (in months)            26.4               14.4                 12
Occupancy                          79.2%              68.2%              11.0%
Average Daily Rate               $56.39             $59.29             $(2.90)
Revenue per available room       $44.66             $40.40             $ 4.26

        The average occupancy rate for the 53 corporate hotels open as of December 31, 1998 increased 11.0 occupancy points for the nine months ended September 30, 2000 to 79.2%, compared to 68.2% for the nine months ended September 30, 1999. The increase was due in large part to hotels that had completed or were near completion of their ramp-up phase at September 30, 2000, and the larger percentage of extended-stay business experienced by the hotels during the nine months ended September 30, 2000. The average daily rate declined $2.90 or 4.9% in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This decrease was the result of the lower daily rates charged extended-stay guests. Revenue per available room increased 10.5% to $44.66 for the nine months ended September 30, 2000, compared to $40.40 for the nine months ended September 30, 1999, as a result of the increase in the occupancy rate.

        Hotel Operating Expenses

        Hotel operating expenses for the nine months ended September 30, 2000, totaled $51.0 million compared to $43.8 million for the nine months ended September 30, 1999. The increase in hotel operating expenses was primarily due to the increased number of corporate hotels in operation at September 30, 2000, the variable nature of many hotel operating expenses, increased wages, and general economic price increases.

        Rent Expense on Leased Hotels

        For the nine months ended September 30, 2000, we incurred rent expense of $18.9 million for leased hotels, compared to $18.6 million for the nine months ended September 30, 1999. The increase in rent expense was due to the full nine month lease costs of the three hotels sold in January 1999 and the payment of contingent rent on certain properties.

        Hotel Opening Costs

        For the nine months ended September 30, 2000, opening costs totaled $157,000, compared to $1.0 million for the nine months ended September 30, 1999. The decrease in opening costs was primarily the result of having opened only one company-owned hotel in the nine month period ended September 30, 2000, compared to 11 company-owned hotels in the nine month period ended September 30, 1999.

        Hotel Depreciation and Amortization

        Depreciation and amortization expense applicable to hotel operations for the nine months ended September 30, 2000, totaled $7.5 million, compared to $5.5 million for the nine months ended September 30, 1999. The increase in depreciation and amortization expense was a result of the increase in the number of company-owned hotels open at September 30, 2000 and the pro-rated effect on depreciation expense of the timing of 1999 hotel openings. In addition, as previously noted, many of the newly opened company-owned hotels are in higher priced, primary markets where building costs are higher.

        Corporate Operations

        Other Income

        Other income for the nine months ended September 30, 2000, totaled $2.4 million, compared to $1.0 million for the nine months ended September 30, 1999. The growth in other income in 2000, compared to 1999, was due to an increase in franchise fee, royalty fee, management fee and equity income.

        We did not sell any hotels during the nine months ended September 30, 2000; however, we did recognize $1.6 million of gain on hotels that were previously sold. For the nine months ended September 30, 1999, we sold three hotels and recognized $904,000 of gain on hotels sold.

        Corporate Operating Expenses

        For the nine months ended September 30, 2000, corporate operating expenses totaled $4.6 million, compared to $3.5 million for the nine months ended September 30, 1999. The increase in 2000 was primarily due to the full nine month 2000 year impact of the 1999 expansion of our franchise sales and service team. In addition, we incurred costs in 2000 related to the purchase and training of personnel associated with our new field property management system. These costs are partially offset by cost savings generated by a reduction in the number of corporate office personnel and other support and service costs.

        Abandoned Site Costs

        There were no abandoned site costs recorded for the nine months ended September 30, 2000. We recorded $863,000 of abandoned site costs for the nine months ended September 30, 1999. Abandoned site costs represent costs, such as acquisition, architectural and zoning costs, related to certain development sites that we have decided not to develop.

        Corporate Depreciation and Amortization

        Depreciation and amortization applicable to corporate operations totaled $537,000 for the nine months ended September 30, 2000, compared to $482,000 for the nine months ended September 30, 1999. The increase in depreciation and amortization was due to the depreciation of leasehold improvements and furnishings purchased in 1999 for the new corporate office and the depreciation of the financial system hardware, software and peripheral equipment purchased in 1999.

        Interest Income and Expense

        Interest income totaled $834,000 for the nine months ended September 30, 2000, compared to $763,000 for the nine months ended September 30, 1999. Interest income for the nine months ended September 30, 2000, resulted primarily from the temporary investment of cash provided by operations. Interest income for the nine months ended September 30, 1999, related to the short-term investment of proceeds received from the sale-leaseback transaction and the Series B Preferred Stock offering.

        Interest expense, net of capitalized interest, totaled $13.5 million for the nine months ended September 30, 2000, compared to $6.5 million for the nine months ended September 30, 1999. The increase in interest expense was largely due to the increased level of debt, higher interest rates, and fewer projects under construction, thereby reducing the amount of interest capitalized.

        Sales of Hotels

        We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in 2000 and 1999. The following table sets forth the activity for the nine months ended September 30, 2000 and September 30, 1999 (in thousands, except number of hotels):

                                                 For the nine months ended
                                                        September 30,
                                                 --------------------------
                                                   2000              1999
                                                 -------            -------
Number of hotels sold - nine months                   --                  3
Proceeds from sales of hotels, net of
  Deferred gain                                  $    --            $24,283
Rent expense on leased hotels                    $18,852            $18,581
Gain recognized into earnings                    $ 1,587            $   904

Liquidity and Capital Resources

        We had cash and cash equivalents of $21.6 million at September 30, 2000, compared to $18.7 million at September 30, 1999. Net cash provided by operating activities totaled $6.2 million for the nine months ended September 30, 2000 compared to $16.2 million for the nine months ended September 30, 1999. The primary sources of cash for the nine month period ended September 30, 2000 were $6.4 million of net income from operations and $8.0 million of non-cash depreciation and amortization expense. Uses of cash in 2000 consisted primarily of a $4.1 million increase in other assets. The primary sources of cash for the nine months ended September 30, 1999 were the reduction of $20.8 million in the amount of hotels held for sale, $6.0 million of non-cash depreciation and amortization, and an increase of $2.0 million in deferred gain on sale of hotels. Uses of cash in 1999 consisted of a $5.3 million increase in other assets, an increase of $3.8 million in accounts receivable, a $2.5 million increase in the amount of deposits relating to the sale-leaseback transaction, and a $1.7 million decrease in accounts payable and accrued expenses.

        Net cash used in investing activities for the nine months ended September 30, 2000, totaled $18.3 million, compared to $78.6 million for the nine months ended September 30, 1999. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, acquisition costs for potential development sites, and the costs of hotels sold accounted for the majority of the cash used. For the nine months ended September 30, 2000, we expended approximately $21.9 million, compared to $89.0 million for the nine months ended September 30, 1999.

        For the nine months ended September 30, 2000, net cash provided by financing activities was $15.0 million compared to $58.0 million for the nine months ended September 30, 1999. Net cash provided by financing activities included $22.5 million in proceeds from mortgages and notes payable for the nine months ended September 30, 2000, partially offset by $6.0 million of preferred stock dividend payments. For the nine months ended September 30, 1999, cash provided by financing activities consisted of $67.6 million in proceeds from mortgages and notes payable, partially offset by $3.4 million in principal payments on notes and $6.0 million of preferred stock dividend payments. The principal payments on notes payable made in 1999 related primarily to the three hotels sold in the first quarter of 1999.

        At September 30, 2000, we had one company-owned hotel under construction (Jersey City, New Jersey) with a total estimated cost of approximately $25.1 million. We have secured financing for this hotel. As of September 30, 2000, we had incurred costs on this hotel of approximately $16.3 million. Under terms of the financing, our total equity requirement for this hotel is $5.5 million, all of which had been funded as of September 30, 2000.

        We had three hotels under construction at September 30, 2000 as part of our joint venture development agreement with Boston Capital Institutional Advisors and Mass Mutual. The total estimated cost of construction for these hotels is $34.5 million. As of September 30, 2000, the joint venture had incurred costs of approximately $21.8 million on these projects. These costs include land acquisition costs, deposits and fees for surveys, legal services, environmental studies, and architectural drawings. Our total equity requirement per the loan agreements for these three hotels is $4.2 million, all of which had been funded as of September 30, 2000. Under the terms of the agreement, if we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to existing joint venture hotels by up to 5% of the estimated total costs. As of September 30, 2000, this amount was estimated at approximately $3.7 million. As of November 10, 2000, Boston Capital and Mass Mutual had not required us to increase our capital contribution, although they may require us to do so in the future. We are otherwise in compliance with the terms of the joint venture agreement. We will continue to identify and evaluate potential joint venture sites with these partners.

        In addition to the above, at September 30, 2000, we had one joint venture hotel under construction in East Lansing, Michigan. The total estimated cost of construction for this hotel is $8.3 million. As of September 30, 2000, the joint venture had incurred costs on this hotel of approximately $1.8 million. Under terms of the joint venture agreement, our total equity requirement for this hotel is $575,000, all of which had been funded as of September 30, 2000.

        We currently have borrowed a total of $208.6 million from various credit institutions (GMAC and regional / local banks) and Hilton Hotels Corporation (Doubletree) in connection with the development of Candlewood hotels. The maturity dates for these loans range from February 2001 to March 2004. Pursuant to the terms of the agreements we have with these lenders (except for Hilton), each loan provides for an extension period. We plan to evaluate each loan based on a number of factors including hotel performance, interest rate, secondary market considerations and corporate strategy to determine if we will seek an extension or refinancing. In regards to the Doubletree debt, the first installment of $12.5 million matures in November 2001. We are in discussions with Hilton to negotiate an extension on this debt. As consideration for securing an extension, we may be required to pay down a portion of the debt at or prior to the original maturity date. We are unable to assure that we will be able to extend the maturity date of the Doubletree debt or that permanent financing will be available to us on acceptable terms or at all.

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

Quantitative and Qualitative Disclosure of Market Risk

        Our earnings are affected by changes in interest rates as a portion of our outstanding indebtedness is at variable rates based on LIBOR. For each interest rate change of .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance at September 30, 2000, would change by approximately $19,400. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. For each interest rate change of .01 percent, the market value of our short-term investments, based on the outstanding balance at September 30, 2000, would change by approximately $1,400.

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

        - the inability to refinance our outstanding indebtedness on acceptable terms;

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

(b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CANDLEWOOD HOTEL COMPANY, INC.




Date: November 10, 2000             By:    /s/ Jack P. DeBoer
                                        -----------------------------------
                                        Jack P. DeBoer, Chairman
                                        and Chief Executive Officer



Date: November 10, 2000             By:    /s/ Warren D. Fix
                                        -----------------------------------
                                        Warren D. Fix, Executive Vice President
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
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

   10.4 First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998.(11)

   10.5        Employment Agreement between Candlewood Hotel Company, Inc. and
               Jack P. DeBoer dated as of September 1, 1996.(1)

   10.6        Credit Facility Agreement between Candlewood Hotel Company, Inc.
               and Doubletree Corporation dated as of November 11, 1996.(2)

   10.7        Subordinated Promissory Note from Candlewood Hotel Company, Inc.
               to Doubletree Corporation dated as of November 11, 1996.(2)

   10.8        Employment Agreement between Candlewood Hotel Company, Inc. and
               James Roos dated as of September 2, 1997.(4)

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

   10.13 Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT.(6)

   10.14 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant.(6)

   10.15       Guaranty Agreement, dated as of December 24, 1997, by Candlewood
               Hotel Company, Inc. for the benefit of HPTCW and HPT.(6)

   10.16       Stock Pledge Agreement, dated as of December 24, 1997, by
               Candlewood Hotel Company, Inc. for the benefit of HPTCW.(6)

   10.17 Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(7)

   10.18       First Amendment to Purchase and Sale Agreement, Agreement to
               Lease, Lease Agreement and Incidental Documents, dated as of
               September 18, 1998, by and among Candlewood Hotel Company, Inc.,
               Candlewood Leasing No. 2, Inc., HPT and HPT CW II.(11)

   10.19       Third Amendment to Purchase and Sale Agreement, Agreement to
               Lease, Lease Agreement and Incidental Documents, dated as of July
               31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood
               Leasing No. 2, Inc., HPT and HPT CW II.(9)

   10.20       Third Amendment to Purchase and Sale Agreement and Agreement to
               Lease and Ninth Amendment to Lease Agreement and Incidental
               Documents, dated as of December 23, 1998, by and among Candlewood
               Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW
               II and seventeen entities which are parties thereto.(11)

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

(3) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed on October 8, 1997.

(4) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(5) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(6) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed January 7, 1998.

(7) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed September 9, 1998.

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