Form 10-K
period 2000-12-31
CANDLEWOOD HOTEL CO INC
filed 2001-03-30
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                       or

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

        Yes [X]    No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of common stock held by non-affiliates of the registrant as of March 19, 2001 was $19,151,397 based on the closing sales price of $2.89 on such date.

        The number of shares outstanding of the registrant's common stock, as of March 19, 2001 was 9,025,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on May 15, 2001 are incorporated by this reference into
Part III as set forth herein.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

        Candlewood Hotel Company, Inc. operates, franchises, manages and develops Candlewood Suites hotels to serve mid-market extended-stay business travelers. As of December 31, 2000, we had a total of 72 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 17 franchised hotels in operation. In addition, at December 31, 2000, we had one company-owned hotel, three joint venture hotels and seven franchised hotels under construction. See "Properties" below.

        Candlewood Hotel Company, Inc. was incorporated in the State of Delaware in August 1996 and our principal executive offices are located at 8621 East 21st Street North, Suite 200, Wichita, Kansas 67206, telephone (316) 631-1300.

CANDLEWOOD HOTELS

        The Candlewood brand is built on the foundation of providing exceptional value to all guests. Candlewood hotels offer upscale, spacious accommodations at competitive rates that we believe are attractive to both transient guests and extended-stay guests. Candlewood hotels contain approximately 75 to 280 rooms, comprised of studios and one-bedroom suites, both of which contain business and other amenities consistent with amenities found in upscale, full-service hotels. We believe that the 350 square foot studio suites are larger than most full-service hotel rooms. Up to 25% of the rooms in a standard Candlewood hotel are one-bedroom suites, which are approximately 525 square feet, and are designed to accommodate guests who desire a bedroom separated from the kitchen and office area.

        Candlewood hotels offer the accommodations and amenities that are desired by guests staying five nights or longer. Each Candlewood hotel is equipped with the following amenities:

        -   an exercise room;

        -   a complimentary guest laundry facility;

        -   a convenient dry cleaning drop, with same-day service;

        -   free local calls and low-priced long distance calls;

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

        -   a 25-inch television, video cassette player and compact disc player;

        -   an iron and ironing board, and

        - a fully equipped kitchen, including a full-size refrigerator, full-size microwave oven, dishwasher, two burner stovetop, coffee maker, toaster and a complete set of utensils and cookware.

THE LODGING INDUSTRY

        We operate in the extended-stay segment of the U.S. lodging industry which is characterized by hotels that offer a fully equipped kitchenette in each guestroom, and which accepts reservations and does not require a lease. An extended-stay is defined as a stay of five consecutive nights or longer. We believe that the extended-stay market can be divided into four general sectors:

        -   the upscale sector;

        -   the mid-priced sector;

        -   the economy sector; and

        -   the budget sector.

        Hotel chains associated with the upscale sector include Hawthorn Suites, Homewood Suites, Residence Inn, Staybridge Suites, Summerfield Suites and Woodfin Suites. We believe that these hotels operated in 2000 at average daily rates exceeding $90.

        In addition to our hotels, hotel chains that compete in the mid-priced sector include Bradford Suites, Lexington Suites, Mainstay Suites, Select Suites, Sierra Suites, Studio Plus and TownePlace Suites. We believe that hotels in the mid-priced sector operated in 2000 at average daily rates exceeding $45.

        Hotel chains that compete in the economy sector include Budget Suites, Camden Suites, Crestwood Suites, Extended Stay America, Homestead Village, Home-Towne Suites, Lodge America and Studio Six. We believe the economy sector of the extended-stay market operated in 2000 at average daily rates exceeding $30.

        Hotel chains which compete in the budget sector include Crossland Economy Studios, Hearthside, Intown Suites, Southern Suites, Suburban Lodge, Suite One, Sun Suites, Villager Lodge and other independents. We believe that these hotels operated in 2000 at average daily rates less than $30.

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

HOTEL OPERATIONS

        Our focused approach to customer service enables each hotel to employ generally only 10 to 12 employees, which helps minimize operating costs. Our hotel staff generally consists of one on-site general manager, one director of sales, one assistant manager and seven to nine front desk, housekeeping and maintenance personnel. The on-site general manager at each Candlewood hotel is responsible for Candlewood's quality control standards and procedures which govern management, operations, maintenance, regulatory compliance, reporting and marketing. Each Candlewood hotel is measured against guest service standards and a detailed revenue and expense budget, as well as against the performance of our other hotels. Key on-site personnel participate in an incentive program based on hotel revenues and profits. Our quality assurance division conducts periodic inspections of each Candlewood hotel to ensure compliance with Candlewood's quality control standards. Personnel at our corporate headquarters provide each hotel with certain management services, such as accounting and payroll services, which allow our on-site hotel general managers to focus on providing guest services and result in economies of scale.

        Each Candlewood hotel on-site general manager and director of sales is required to complete classroom courses, which we administer through Candlewood University, our in house training program. In addition, our general managers and directors of sales are required to undergo on-the-job training which is tailored to teach such personnel the marketing and operational systems specific to operating a Candlewood hotel, how to maximize operating efficiencies and how to attract extended-stay guests. In addition, dedicated pre-opening teams (consisting of our experienced general managers and directors of sales) deliver on-site training to new employees to ensure that a guest's experience at a newly opened Candlewood hotel is consistent with the standards set by existing properties.

        Customer service is further enhanced through the presence of an experienced team of regional operations directors and area coaches. Our regional directors are experienced in multi-unit management with many being former hotel general managers. Each regional director oversees between 10 to 15 hotels and provides direction and training to hotel personnel to ensure product consistency and revenue management. The primary role of the area coach is to provide support to the regional operations directors and provide mentoring support to individual hotels.

MARKETING AND SALES

        Each Candlewood hotel has an on-site director of sales dedicated to marketing and direct sales efforts. The sales and marketing division uses direct mail solicitations and targets institutions and employers located near our hotels. Through these direct sales efforts, we believe we can obtain and maintain consistently high occupancy levels and generate longer stays by our guests. To provide additional marketing and sales support, we have a team of area sales coaches to support the marketing and sales programs within each region and provide mentoring support to individual hotels.

        We have established a toll free telephone number, 1-888-226-3539 (1-888-CANDLEWOOD), to enable our guests to make reservations at any of our hotels. Our reservation system enables travel agents throughout the world to book rooms and allows us to more effectively manage our hotels' inventory and access current information on productivity and guest arrivals in real-time.

        We have also established a web site, domain name "candlewoodsuites.com," where our guests can access information concerning our company and hotels. For example, our guests can do the following on our web site:

        -   book a room;

        -   find a map and directions to our hotels;

        -   find our current stock price; and

        -   explore employment opportunities.

We also use wholesale web sites to sell excess inventory.

HOTEL FRANCHISING

        We have established a national franchising program, which we believe, will accelerate the establishment of our market presence and brand awareness on a national level. During 1999, we assembled an experienced franchise sales team to lead our franchising efforts. We currently offer two franchise brands, Candlewood Suites and Cambridge Suites by Candlewood.

        As of December 31, 2000, we had received approval to sell Candlewood Suites franchises in 49 states and had 17 Candlewood Suites franchise hotels open with a total of 1,907 rooms in 11 states. In addition, as of December 31, 2000, we had six Candlewood Suites franchise hotels under construction with 526 expected rooms in four states, including in one state where we did not previously have a Candlewood Suites franchise hotel. For the year ended December 31, 2000, we entered into 20 Candlewood Suites franchise agreements. As of December 31, 2000, we had a total of 24 Candlewood Suites franchise agreements, which had been executed but were not yet under construction. See "Properties" below.

        We also franchise Cambridge Suites by Candlewood. As of December 31, 2000, we had received approval to sell Cambridge Suites by Candlewood franchises in 49 states. Our franchise efforts in regards to the Cambridge Suites brand are different than those utilized in franchising Candlewood Suites. Candlewood Suites franchise efforts are focused on new construction whereas Cambridge Suites by Candlewood targets conversion of existing upscale suite hotels. New development of Cambridge Suites by Candlewood franchise properties is considered on an individual basis. To date, we have executed four franchise agreements for this brand, all four of which were entered into during the year ended December 31, 2000. As of December 31, 2000, we had one Cambridge Suites by Candlewood hotel under construction with 140 expected rooms. See "Properties" below.

        Our franchising program is focused on the sale of single and multi-site franchises. We are a party to two development agreements under which we grant, in exchange for nominal consideration, the right to obtain franchises to construct and operate Candlewood hotels in an exclusive geographic territory. By granting exclusive rights in a territory, we must rely on the developer to franchise hotels at such locations as the developer chooses and at such times as specified in a development schedule. We may rescind these exclusive rights if the developer fails to submit franchise applications pursuant to the development schedule. Neither of the development agreements obligate the developer to build or open any Candlewood hotels.

        Franchise agreements are executed when the prospective franchisee and Candlewood agree on a site prior to construction. We make the services and expertise of our franchising, real estate, construction, sales and operations divisions available to our franchisees in order to ensure high quality facilities and customer service. Additional fees may be charged for development, sales and other services provided to the franchisees which are not within the scope of the franchise agreement. Our construction division advises on the construction and development of franchised hotels. A representative of our construction division visits franchised hotel sites during the construction phase and inspects and approves each franchised Candlewood hotel before or shortly after commencement of operations. In addition, after commencing operations, all franchised Candlewood hotels are subject to periodic inspection to ensure that they are in compliance with our quality control program and maintenance and updating standards.

        Each franchise agreement provides for the payment of an application fee and two types of ongoing fees - - a royalty fee and a marketing fee. The franchise application fee is paid upon execution of the franchise agreement and varies based upon the size of the hotel. The royalty and marketing fees are based upon a percentage of the franchisee's gross room revenues. The royalty fee is intended to cover our operating expenses, such as costs incurred in providing quality assurance, administrative support and other franchise services, and to provide us with operating profits. The marketing fee is used to pay for the costs of developing and preparing advertising and direct sales materials, national advertising and certain promotional programs.

        Franchise agreements for new hotels generally have a 20-year term. We may terminate a franchise agreement if the franchisee fails to cure a breach of the franchise agreement in a timely manner.

HOTEL MANAGEMENT

        As of December 31, 2000, we had contracts to manage eight Candlewood Suites hotels, one Cambridge Suites by Candlewood hotel and one non-Candlewood brand hotel. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. We anticipate that some franchisees and joint venture partners may want to utilize our experience and expertise to manage their hotels and believe that our management of such hotels helps to maximize the consistency of the Candlewood hotel system.

        Six of the eight Candlewood Suites hotels under management at December 31, 2000 are part of our joint venture development agreement with Boston Capital Institutional Advisors LLC ("Boston Capital") and Mass Mutual. In addition, we manage one joint venture hotel in East Lansing, Michigan which is scheduled to open in March 2001. These seven hotels are classified as joint venture hotels in our property table. The remaining Candlewood Suites hotel under management contract at December 31, 2000 is located in Rockford, Illinois. This hotel is classified as a franchise hotel in our property table. See "Properties" below.

        As of December 31, 2000, we also managed one Cambridge Suites by Candlewood hotel and one non-Candlewood brand hotel, the Hotel at Old Town, both located in Wichita, Kansas. Jack DeBoer, our Chairman and Chief Executive Officer, has an ownership interest in each hotel. See "Certain Transactions" in our Proxy Statement for our 2001 Annual Meeting of Stockholders.

        Under the management contracts, we manage, operate and supervise all aspects of the hotel's operations. The owner of the hotel property is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses and salaries of all hotel employees. Each contract is generally for a term of two to five years with certain renewal rights. Either party, in the event of an uncured default, may terminate the management contract. Certain other termination provisions may also be included in the contract.

FINANCING ACTIVITY

        In order to finance the continued development of Candlewood hotels, we have and expect to continue to seek financing from various sources, including local and regional banking institutions, large banking and other financial institutions, and joint venture partners. We may also seek to raise capital through the sale of equity and debt securities.

        In order to finance the construction of new hotels, we require financing of at least 55% to 75% of total costs. As of December 31, 2000, we had financed an aggregate of $434 million of the construction costs of Candlewood-operated hotels with GMAC. Many of these hotels were subsequently sold as part of the sale leaseback transaction with Hospitality Properties Trust. As part of its financial relationship with us, GMAC has provided construction and mini-perm loans of up to 80% of the cost of new Candlewood hotels.

        In connection with the development of Candlewood hotels, as of December 31, 2000, we have borrowed $214.6 million from GMAC, various regional/local banks and Doubletree Corporation, a wholly owned subsidiary of Hilton Hotel Corporation ("Doubletree"). The maturity dates for these loans range from February 2001 to March 2004. As of December 31, 2000, interest on the non-Doubletree loans ranged from 9.41% to 11.07% with the Doubletree loan bearing interest at a fixed rate of 15.0%.

Approximately $49.4 million and $105.7 million of the total debt matures in 2001 and 2002, respectively. Pursuant to the terms of the agreements we have with these lenders (except for Doubletree), each loan provides for an extension period. We plan to evaluate each loan based on a number of factors including hotel performance, interest rate, secondary market considerations and corporate strategy to determine if we will seek an extension or refinancing. We cannot provide any assurance that we will be able to extend or refinance any of our indebtedness on terms acceptable to us, or at all. We currently do not have the capital needed to repay these obligations as they mature. In regards to the Doubletree debt, the first installment of $12.5 million matures in November 2001. We are in discussions with Doubletree to negotiate an extension on this debt. As consideration for securing an extension, we may be required to pay down a portion of the debt at or prior to the original maturity date. We are unable to assure that we will be able to extend the maturity date of the Doubletree debt or that permanent financing will be available to us on acceptable terms, or at all.

        Certain amounts we borrow under building loan agreements are partially guaranteed by Doubletree. Doubletree has agreed to guarantee portions of certain loans made to Candlewood and our franchisees. The guarantee applies to loans that exceed 56.25% of the hotel cost but not in excess of 80% of such costs of hotels that we manage and 75% of the costs of hotels we do not manage. The total guaranty cannot exceed $30 million. As of December 31, 2000, the amounts loaned to Candlewood and our franchisees that were guaranteed by Doubletree were $16.1 million and $1.2 million, respectively. Maturity dates for the Candlewood loans guaranteed by Doubletree at December 31, 2000, range from September 2001 to September 2003. We plan to evaluate each loan based on a number of factors including hotel performance, interest rate, secondary market considerations and corporate strategy to determine if we will seek an extension or refinancing. Upon an event of default under any guaranteed loan, Doubletree will have the option to meet any shortfalls or pay down the loan principal. In exchange for the guarantee, Doubletree will receive a 5% interest in the defined cash flows of the hotels and a 0.25-0.50% fee on the total loan amount outstanding. In the event the loan is refinanced, Doubletree will receive a fee equal to 5% of the increase in proceeds attributable to the refinancing. In the event the loan is extinguished through the sale of the underlying property, Doubletree will receive as a fee 5% of the gain on sale resulting from the transaction. Most franchisees will require debt financing for a portion of the cost of the construction of their hotels, and there can be no assurance that financing or guarantees (by Doubletree or otherwise) will be available on terms satisfactory to the franchisee, or at all.

        In June 1999, we entered into an agreement with Boston Capital and Mass Mutual to jointly develop new Candlewood Suites hotels. As of December 31, 2000, we had six joint venture hotels in operation and two additional hotels under construction pursuant to this agreement. Both joint venture hotels under construction are scheduled to open in 2001. We have guaranteed the construction debt on the Boston Capital joint venture properties, of which $45 million was outstanding at December 31, 2000. Maturity dates for this debt, which is collateralized by the assets of the joint venture, range from October 2002 to December 2007. Since this debt is related to an entity which we do not wholly own, it is not included in our consolidated financial statements. All of the Boston Capital joint venture hotels are Candlewood Suites franchise hotels which we operate under a separate management agreement with Boston Capital and Mass Mutual. These hotels are classified as joint venture hotels in our property table. See "Properties" below.

        To help finance the continued development of Candlewood-owned hotels, we completed two private placements of preferred stock. In 1997, we issued 65,000 shares of our Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), at a price of $1,000 per share, raising net proceeds $61.3 million. In 1998, we issued 42,000 shares of our Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share, raising net proceeds of $39.4 million. We also issued the holders of our Series B Preferred Stock, at no additional cost, warrants to purchase an aggregate of 336,000 shares of Common Stock at $12.00 per share. The Certificate of Designation provides for the conversion of the Series A and Series B Preferred Stock into Common Stock upon the election of the holders, at a price of $9.50 per share of Common Stock, subject to certain anti-dilution adjustments. In the event we liquidate, the holders of the Series A and Series B Preferred

Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the "Liquidation Amount"), prior to any distribution or payment to the holders of our Common Stock. The aggregate amount of the Liquidation Amount is $107 million. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In addition, in the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. One hundred seventy-five percent of the stated value of the shares is currently $187.3 million. The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% and are in preference to any dividend on our Common Stock.

HOTEL DEVELOPMENT

        Our construction division is responsible for the oversight and coordination of the construction of Candlewood hotels developed by Candlewood. The construction division has relationships with approximately ten contractors that are currently performing all of our hotel construction. Each of these approved contractors has extensive experience in the construction of lodging facilities. All of the contractors have agreed to construct the hotels using a guaranteed maximum price contract which sets a ceiling on total construction cost so as to limit cost overruns. The general contractors and Candlewood generally share in any construction cost savings. Our construction division is responsible for site visits and inspections during construction and upon completion of construction must approve a hotel's quality before it can commence operations. The average construction time on each hotel is approximately nine months; however, construction is subject to delays due to weather and other circumstances.

        Most of our hotels are designed and constructed according to uniform plans and specifications for the design of Candlewood facilities. We expect to make design variations, including changes in the number of studio suites, double-doubles (two double beds) and one-bedroom suites, based on market demographics and site restrictions, among other factors. For example, we have designed a small market prototype hotel containing approximately 60 to 80 rooms that we are promoting in secondary markets. In addition, we have constructed hotels in Las Vegas, Nevada and Jersey City, New Jersey, which are substantially larger than the typical Candlewood hotel. We believe that our coordination of the construction of Candlewood hotels and our use of a comprehensive design manual has lowered costs and resulted in consistent quality and appearance.

        We typically build Candlewood hotels within 15 minutes of employment centers, including large corporate headquarters, and within five minutes of services such as restaurants and grocery stores. We have not excluded any area of the country from our hotel development plans.

        As of December 31, 2000, we had four Candlewood hotels with 587 expected rooms under construction in four different states, including one state where we did not then operate hotels. Of the four hotels under construction, one is a company-owned hotel and three are joint venture hotels. Two of the joint venture hotels are being developed pursuant to our joint venture agreement with Boston Capital and Mass Mutual. See "Financing Activity." The remaining joint venture hotel under construction is in East Lansing, Michigan and is being developed on the campus of Michigan State University. See "Properties" below.

        As of December 31, 2000, we had entered into one contract for the purchase of a potential joint venture hotel site. The contracts that we enter into for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the closing of the sale of the real property. We have the right to terminate each contract if we are not satisfied with the results of the investigations and diligence. We will continue to perform market feasibility due diligence on potential development sites and may enter into agreements to purchase additional sites in the future.

        We intend to continue to actively pursue select hotel development opportunities but can make no assurance that we will be able to develop hotels in 2001. We also will continue to actively encourage development by proven franchise operators, especially those who have strong relationships with local and regional banking institutions, which continue to finance hotel development.

LEASE OF HOTELS

        In order to provide funds for our development activities, we entered into two separate sale leaseback arrangements with Hospitality Properties Trust, a Maryland real estate investment trust ("HPT") on November 19, 1997 and May 27, 1998, respectively. Pursuant to the November 1997 sale-leaseback arrangement, we sold 17 hotels to HPT for an aggregate purchase price of $118.5 million. Pursuant to the May 1998 sale-leaseback arrangement, we agreed to sell 17 additional Candlewood hotels to HPT for an aggregate purchase price of $142.4 million. We completed the sale of all 34 hotels to HPT in 1999. See "Properties" below.

        For each of the hotels sold to HPT, the hotel is leased back to one of our wholly owned subsidiaries pursuant to the terms of two operating leases. Pursuant to the lease for the hotels subject to the November 1997 sale-leaseback arrangement, the initial term of the lease expires on December 31, 2011 and the annual base rent equals approximately $12.1 million as of December 31, 2000. Pursuant to the lease for the hotels subject to the May 1998 sale-leaseback arrangement, the initial term of the lease expires on December 31, 2011 and the annual base rent equals approximately $14.2 million as of December 31, 2000. In addition, under each lease, percentage rent is equal to 10% of the increases in gross hotel sales over the amount generated in each hotel's second year of operation. We will continue to explore sale-leaseback arrangements in respect of groups or individual hotels with real estate investment trusts, such as HPT, or other regional or local institutions.

PROPERTIES

        The following tables set forth certain information as of December 31, 2000 with respect to company owned, leased, managed, joint venture and franchised existing hotels and hotels under construction.

Existing hotels as of December 31, 2000:

Company-owned:

                                                                                  NUMBER
                  LOCATION                              OPENING DATE              OF ROOMS
                  --------                              ------------              --------
Kansas City - Overland Park, Kansas                     October, 1997                122
Charlotte, North Carolina - Coliseum                   November, 1997                 81
Knoxville, Tennessee                                   December, 1997                 98
Houston, Texas - Galleria                              December, 1997                122
Dallas/Ft. Worth - Fossil Creek                           March, 1998                 98
Raleigh, North Carolina - Cary                            April, 1998                 81
Detroit - Auburn Hills, Michigan                            May, 1998                110
Chicago - Libertyville, Illinois                           June, 1998                122
Detroit - Troy, Michigan                                   June, 1998                118
Dallas/Ft. Worth - Arlington, Texas                      August, 1998                125
Orange County, California - Anaheim South                August, 1998                133
Orange County, California - Irvine Spectrum           September, 1998                122
Nashville - Brentwood, Tennessee                        October, 1998                122
Dallas/Ft. Worth - Galleria                             October, 1998                134
Orlando - Altamonte Springs, Florida                   November, 1998                122
Ann Arbor, Michigan                                    November, 1998                122

                                                                                  NUMBER
                  LOCATION                             OPENING DATE              OF ROOMS
                  --------                             ------------              --------
Chicago - Waukegan, Illinois                           December, 1998                123
Greensboro, North Carolina                             December, 1998                122
Clearwater - St. Petersburg, Florida                   December, 1998                104
Dallas/Ft. Worth - North/Richardson                     January, 1999                122
Atlanta, Georgia - Gwinnett Place                      February, 1999                122
Chicago - Schaumburg, Illinois                         February, 1999                122
Chicago - Warrenville, Illinois                        February, 1999                122
St. Louis, Missouri                                       March, 1999                122
Chicago - Hoffman Estates, Illinois                       April, 1999                122
Cleveland - North Olmstead, Ohio                          April, 1999                125
Columbus, Ohio - Airport                                    May, 1999                123
Philadelphia - Mt. Laurel, New Jersey                      June, 1999                123
Oklahoma City, Oklahoma                                    June, 1999                122
Miami, Florida - Airport West                            August, 1999                129
Chicago - O'Hare                                       November, 1999                160
Las Vegas, Nevada                                      February, 2000                276
                                                                                   -----
                                                                                   3,971

Leased:

                                                                                  NUMBER
                  LOCATION                             OPENING DATE              OF ROOMS
                  --------                             ------------              --------
Wichita, Kansas - Northeast                                 May, 1996                107
Omaha, Nebraska                                         January, 1997                130
Denver, Colorado - Tech Center                         February, 1997                131
Cincinnati - Blue Ash, Ohio                                 May, 1997                 78
Louisville, Kentucky - Jeffersontown                        May, 1997                 78
Hampton, Virginia                                     September, 1997                 98
Birmingham, Alabama                                   September, 1997                 98
Orange County, California - Irvine East                 October, 1997                122
Philadelphia, Pennsylvania - Willow Grove               October, 1997                110
Wichita, Kansas - Airport                              November, 1997                 81
Salt Lake City, Utah - Ft. Union                       November, 1997                 98
Houston, Texas - Clear Lake                            November, 1997                122
Salt Lake City, Utah - Airport                         November, 1997                122
Jacksonville, Florida                                  December, 1997                111
Phoenix, Arizona                                       December, 1997                 98
Detroit - Southfield, Michigan                         December, 1997                121
Huntsville, Alabama                                    December, 1997                123
Phoenix, Arizona - Tempe                                  March, 1998                122
Houston, Texas - Town & Country                           April, 1998                122
Detroit - Warren, Michigan                                April, 1998                122
Pittsburgh, Pennsylvania - Airport                        April, 1998                123
Des Moines, Iowa                                            May, 1998                 98
Austin, Texas - Northwest                                  June, 1998                125
Dallas/Ft. Worth - Las Colinas                             June, 1998                117
Charlotte, North Carolina - University                     July, 1998                122
Albuquerque, New Mexico                               September, 1998                123
Dallas/Ft. Worth - Plano                                October, 1998                122
Houston, Texas - Westchase                              October, 1998                123
Somerset, New Jersey                                    October, 1998                110
Minneapolis St. Paul, Minnesota - Airport              November, 1998                134

                                                                                  NUMBER
                  LOCATION                             OPENING DATE              OF ROOMS
                  --------                             ------------              --------
Denver, Colorado - Lakewood                            November, 1998                122
Boston - Braintree, Massachusetts                      November, 1998                133
Austin, Texas - South                                  December, 1998                122
Baltimore, Maryland - Airport                          December, 1998                125
                                                                                   -----
                                                                                   3,893

Managed:

                                                                                  NUMBER
                  LOCATION                            INCEPTION DATE              OF ROOMS
                  --------                            --------------              --------
Wichita, Kansas - Cambridge                             April, 1997                   64
Wichita, Kansas - Hotel at Old Town                     March, 1999                  115
                                                                                   -----
                                                                                     179

Joint Venture:

                                                                                   NUMBER
                  LOCATION                             OPENING DATE               OF ROOMS
                  --------                             ------------               --------
San Jose, California - Silicon Valley*                    April, 2000                122
Morris Plains, New Jersey*                                 June, 2000                122
Detroit - Farmington Hills, Michigan*                      June, 2000                125
Chicago - Wheeling, Illinois*                              June, 2000                143
Hartford - Meriden, Connecticut*                           June, 2000                124
Boston - Burlington, Massachusetts*                    November, 2000                149
                                                                                   -----
                                                                                     785

* Both a joint venture and franchise hotel as of December 31, 2000.

Franchised:

                                                                                  NUMBER
                  LOCATION                             OPENING DATE              OF ROOMS
                  --------                             ------------              --------
Portland, Oregon                                           June, 1997                126
San Francisco - Pleasanton, California                   August, 1997                126
Rockford, Illinois*                                    November, 1997                 67
Sacramento, California                                    March, 1998                126
Dallas/Ft. Worth - Dallas Market Center                   March, 1998                150
Syracuse, New York                                       August, 1998                 92
Bellevue, Washington -  Seattle                       September, 1998                126
Milpitas, California                                   November, 1998                126
San Antonio, Texas                                     December, 1998                110
Salina, Kansas                                         February, 1999                 69
Richmond, Virginia - West                               October, 1999                122
Louisville, Kentucky - Airport                            April, 2000                100
Durham, North Carolina                                     July, 2000                122
Green Bay, Wisconsin                                       July, 2000                 86
Richmond, Virginia - South                            September, 2000                104
Washington DC - Dulles-Herndon                          October, 2000                133
Fairfax, Virginia - Washington DC                      November, 2000                122
                                                                                   -----
                                                                                   1,907

* Both a franchise and joint venture hotel as of December 31, 2000.

Hotels under construction as of December 31, 2000:

Company-owned:

                                                          PROJECTED                NUMBER
                  LOCATION                               OPENING DATE             OF ROOMS
                  --------                               ------------             --------
Jersey City, New Jersey                                   April, 2001                214
                                                                                   -----
                                                                                     214

Joint Venture:

                                                         PROJECTED                NUMBER
                  LOCATION                              OPENING DATE             OF ROOMS
                  --------                              ------------             --------
Orange County, California - Santa Ana*                 February, 2001                122
East Lansing, Michigan - Michigan State*                  March, 2001                127
Clarkstown, New York*                                       May, 2001                124
                                                                                   -----
                                                                                     373

* Both a joint venture and franchise hotel as of December 31, 2000.

Franchised:

                                                         PROJECTED                 NUMBER
                  LOCATION                              OPENING DATE              OF ROOMS
                  --------                              ------------              --------
Topeka, Kansas                                          January, 2001                 81
Raleigh, North Carolina - Crabtree                        April, 2001                122
Charlotte, North Carolina                                   May, 2001                 81
Hopewell, Virginia                                          May, 2001                 60
Scottsdale, Arizona - Tempe  (Cambridge)                   June, 2001                140
Indianapolis, Indiana - Northeast                          July, 2001                122
Emporia, Kansas                                          August, 2001                 60
                                                                                   -----
                                                                                     666

        In addition to the properties described above, we also maintain our corporate headquarters in Wichita, Kansas, at 8621 East 21st Street North, Suite
200. We moved our corporate headquarters to this location in March 1999, and lease this office space from Vantage Point Properties, Inc., an unaffiliated third party. The lease term is for five years with four five-year renewal options. We do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

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

ENVIRONMENTAL MATTERS

        Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations. In addition, in the event any future legislation is adopted, we may, from time to time, be required to make significant capital and operating expenditures in response to such legislation. We attempt to minimize our exposure to potential environmental liability through our site selection procedures. Accordingly, we typically enter into contracts to purchase real estate subject to certain contingencies. In addition, prior to purchasing a property, we conduct a Phase I environmental assessment, which generally includes a physical inspection and database search, but not soil or groundwater analyses.

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

        We have also obtained registrations on the principal register of the United States Patent and Trademark Office for the service marks "Cambridge Suites" and "Cambridge Suites by Candlewood." These registrations were issued to us on January 12, 1999 and January 26, 1999, respectively. On October 5, 1999, we received a registration on the principal register for "Candlewood Suites" and on December 7, 1999 an additional registration was issued to us for "Where Value Stays."

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

        We have filed trademark and service mark applications with the United States Patent and Trademark Office for several additional trademarks including "Candlewood Cupboard," "CS Circle Design," "Any Suite, Any Time," "Fastest Reservations in the World," and "Web Express." We are currently awaiting approval from the United States Patent and Trademark Office for these trademark applications.

        Trademark and service mark applications for the proposed use of the "Candlewood" and "Candlewood Suites" service marks in Canada have been filed and are awaiting registration approval. In addition, we have filed trademark and service mark applications in the European Union for use of "Cambridge Suites," "CS Circle Design," "Candlewood Cupboard," and the "Flame Logo." "Candlewood Suites" is a registered service mark in the European Union. The Certificate of Registration was issued to us on July 26, 1999.

        We also claim common law rights to various other trademarks, service marks, trade names, and trade dress for the various products and services we offer. To date, we have not filed trademark or service mark applications with the United States Patent and Trademark Office or any state agency to further protect these rights.

INSURANCE

        We currently have the types and amounts of insurance coverage that we consider appropriate for a company of our size in our business. While we believe that our insurance coverage is adequate, if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside of the scope of our insurance coverage, our business, results of operations, and financial condition could be materially and adversely affected. Specifically, there are certain types of hotel-related losses, generally of a catastrophic nature, such as earthquakes and floods that may be uninsurable or not economically insurable. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on Candlewood hotels at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a loss would be insufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it unfeasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to such hotel. In addition, property and casualty insurance rates may increase depending on claims experience, insurance market conditions and the replacement value of our hotels. Mr. DeBoer is affiliated with an insurance provider we utilize. See "Certain Transactions" in our Proxy Statement for our 2001 Annual Meeting of Stockholders.

EMPLOYEES

        As of December 31, 2000, Candlewood and its subsidiaries employed on a full or part-time basis 1,123 persons, 1,017 of whom were employed at our hotels and 106 of whom were employed at our corporate headquarters. Our employees are not subject to any collective bargaining agreements, and our management believes that its relationship with our employees is good.

CERTAIN BUSINESS CONSIDERATIONS

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

        We have Never Been Profitable. At December 31, 2000, we operated 72 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

        - the inability to maintain high occupancy rates or to attract guests for extended-stays;

        -   the inability to achieve expected nightly rates;

        -   the inability to operate the hotels at expected expense levels;

        -   the ability to attract and retain quality personnel; and

        - liability for accidents and other events occurring at hotel properties.

If we are unable to efficiently and effectively operate our hotels, we may never be profitable.

        Our Need for Continued Capital and Additional Financing Could Materially Adversely Affect our Business and Results of Operations. The development of hotels is capital intensive. We have and expect to continue to seek financing of up to 80% of the cost of certain Candlewood-developed hotels utilizing Doubletree's guarantee to facilitate such financing. The use of the Doubletree guarantee reduces our profit opportunity, if any, with respect to certain Candlewood-developed hotels. The Doubletree guarantee is currently limited to $30 million of total funds guaranteed. Funding of the loans for each hotel will be subject to approval of the third-party lender on an individual hotel basis, upon satisfaction of various conditions. We cannot provide assurance that the third-party lenders will approve any financing applications we submit, that their approval will be timely, that we will be able to utilize the Doubletree guarantee, or that we will be able to finance greater than 70% of the cost of any Candlewood-developed hotel. If our applications are not approved or our loans are not funded on a timely basis, we may be unable to construct additional Candlewood hotels and may experience delays in our planned development of hotels. We have no current arrangements with respect to, or sources of, additional debt financing. Additionally, we cannot assure that additional financing will be available when needed or upon terms acceptable to us. If we are unable to arrange for additional capital or financing, we may not be able to develop further hotels.

        We May be Unable to Service our Debt Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends will depend upon our ability to generate capital in the future. We cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations as they become due. In addition, we may need to refinance all or a portion of our indebtedness on or before the maturity date. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt obligations or preferred stock could have a material adverse effect on our business and results of operations. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below for further discussion.

        Our Growth is largely Dependant on Franchising and Developing Hotels. We intend to grow primarily by franchising and developing additional Candlewood hotels. Our ability to develop hotels and obtain franchisees involves substantial risks, including:

        -   there are a limited number of franchising opportunities;

        - we may be unable to compete with national and regional brand franchisors, many of whom have greater brand recognition than Candlewood;

        - our new franchising brand, Cambridge Suites by Candlewood, may not be accepted by or appeal to potential franchisees;

        - unavailability of financing to Candlewood or to potential franchisees on favorable terms, or at all;

        - delays in completion of construction of franchised or developed hotels;

        -   termination of signed franchise and development agreements;

        - incurring substantial costs if we abandon a franchising or development project prior to completion;

        - our or a franchisee's failure to obtain all necessary zoning and construction permits;

        - competition for suitable development sites from our competitors, some of whom may have greater financial resources than Candlewood;

        -   our actual costs exceeding budgeted or contracted amounts; and

        - our developed properties not achieving desired revenue or profitability levels once opened.

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

        -   changes in the availability, cost and terms of financing;

        -   the ongoing need for capital improvements;

        -   changes in operating expenses;

        -   changes in real property tax rates;

        -   changes in governmental rules and policies;

        -   the impact of present or future environmental laws;

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

        Certain of these factors are discussed further elsewhere in this Annual Report on Form 10-K, including without limitation under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

        We are and from time to time have been party to commercial litigation relating to our business. We believe that none of these matters is material individually or in the aggregate and intend to defend ourselves vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Candlewood's initial public offering of common stock was made on November 5, 1996. The common stock is listed on the Nasdaq National Market under the symbol "CNDL". The following table sets forth the high and low sales prices per share, as reported by the Nasdaq National market during the periods indicated:

               2000                               High         Low
               ----                              ------       ------
               Fourth Quarter                    $ 3.50       $ 2.38
               Third Quarter                       4.00         2.38
               Second Quarter                      2.91         1.63
               First Quarter                       2.13         1.56

               1999                               High         Low
               ----                              ------       ------
               Fourth Quarter                    $ 2.50       $ 1.38
               Third Quarter                       3.75         1.50
               Second Quarter                      4.25         2.50
               First Quarter                       6.13         3.38

        The closing sales price of our common stock on March 19, 2001 was $2.89. The approximate number of beneficial stockholders on March 19, 2001 was 1,101. The approximate number of stockholders of record on March 19, 2001 was 148.

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

                                             Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                             December 31,    December 31,    December 31,    December 31,    December 31,
                                                2000            1999            1998            1997            1996
                                             ----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Hotel operations revenues                    $   127,771     $   105,467     $    47,278     $     6,223     $       686
Other income                                       3,458           1,459             672             221              --
Hotel operating expenses                          68,005          60,218          28,266           4,713             400
Rent expense on leased hotels                     25,056          24,821          12,365              79              --
Corporate operating expenses                       6,437           5,390           3,906           2,372           1,637
Abandoned site costs                                  --           2,043           3,799             157              --
Depreciation and amortization                     10,521           8,452           3,565           1,022             249
Interest income                                    1,150           1,034           1,166           1,216             328
Interest expense                                 (18,577)        (10,053)           (214)           (134)            (81)
Income (loss) before preferred dividends
  and cumulative effect of a change in
  accounting principle                             5,687          (2,791)         (2,480)           (817)         (1,353)
Cumulative effect of a change in
  accounting principle                                --              --          (3,857)             --              --
Net loss available to common stockholders         (2,338)        (10,816)        (12,625)         (2,065)         (1,353)
Net loss per share (pro forma 1996)(1)             (0.26)          (1.20)          (1.40)          (0.23)          (0.23)
Weighted average shares outstanding (pro
  forma 1996)(1)                               9,025,000       9,025,000       9,025,000       9,025,000       5,764,071


                                        December 31,    December 31,    December 31,    December 31,    December 31,
                                            2000            1999            1998            1997            1996
                                        ----------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents                 $ 21,834        $ 18,624        $ 23,155        $ 35,355        $ 33,792
Total assets                               359,309         341,277         293,358         181,807          51,674
Accounts payable and other accrued
  expenses                                  21,686          22,874          40,277          16,040           2,435
Redeemable preferred stock                 100,689         100,689         100,737          61,461              --
Mortgages and notes payable                214,575         190,545         114,742          63,416          15,457
Stockholders' equity(2)                      6,228           8,566          19,382          32,589          33,406

(1) Pro forma net loss per share is based on (i) the 5,175,000 shares of our Common Stock issued in conjunction with the conversion from a limited liability company to a corporation in November 1996, (ii) the 3,850,000 shares of our Common Stock issued in conjunction with our initial public offering and (iii) the amount of pro forma net loss we would have recorded had we operated as a C Corporation for all periods presented.

(2)   We have not declared any dividends on our Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

        Candlewood owns, operates, franchises, manages and develops hotels serving mid-market extended-stay business travelers.

        The following table sets forth our property portfolio as of December 31, 2000 and 1999:

                        Number of Hotels                    Number of Rooms
                          December 31,                         December 31,
                       ------------------                  ------------------
                        2000        1999      Increase      2000        1999      Increase
                       ------      ------     --------     ------      ------     --------
    Owned                  32          31           1       3,971       3,695         276
    Leased                 34          34          --       3,893       3,893          --
    Managed                 2           2          --         179         179          --
    Joint Venture           6          --           6         785          --         785
    Franchised             17          11           6       1,907       1,240         667
                       ------      ------      ------      ------      ------      ------
         Total             91          78          13      10,735       9,007       1,728

        As of December 31, 2000, we had a total of 72 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 17 franchised hotels located in 32 states. In addition, at December 31, 2000, we had a total of one company-owned hotel, three joint venture hotels and seven franchise hotels under construction. Of the three joint venture hotels under construction at December 31, 2000, two of the hotels are being constructed pursuant to the development agreement with Boston Capital and Mass Mutual. The remaining joint venture hotel under construction is in East Lansing, Michigan and is being developed on the campus of Michigan State University. We also had one joint venture development site under contract to purchase at December 31, 2000 on which we were performing market feasibility due diligence. This site, if purchased, would become a joint venture hotel pursuant to our development agreement with Boston Capital and Mass Mutual.

        Our consolidated statements of operations includes revenues and expenses for only those hotels which are consolidated subsidiaries of Candlewood Hotel Company, Inc. (owned and leased hotels). Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our revenues and expenses. Franchise fees, royalty fees, management fees, equity income from investment in joint ventures and other fees received from franchise and joint venture hotels are included in other income in our consolidated statements of operations.

        Our results of operations are dependent upon our revenue per available room (RevPAR) which is a factor of occupancy and room rate. Accordingly, we intend to remain focused on occupancy levels at each of our newly opened hotels until such time as the occupancy levels reach stabilization. Traditionally, the overall occupancy rate for our corporate hotels (which is comprised of owned and leased hotels) has been negatively impacted by the lower occupancy typically experienced during the ramp-up period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases. See "Hotel Operations Revenue" below for a breakdown by year of when our corporate hotels were opened. Once occupancy levels stabilize at a corporate hotel, we review the daily pricing rates of that hotel. We believe that this practice is a prevailing standard in the U.S. lodging industry.

        In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels with HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. The transactions were closed in stages, beginning in 1997 and ending in early 1999. We sold and leased back five hotels in 1997, 26 hotels in 1998 and three hotels in 1999. The results from operations for 2000, 1999 and 1998 reflect the transactions. As a result of the sale leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. Since these hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. The gain is deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 11 to Consolidated Financial Statements.

        We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. Additionally, we are actively marketing management contracts to existing and prospective franchisees to utilize our management experience and expertise to manage their hotels. We intend to continue to pursue select hotel development opportunities, however, we can make no assurance that we will be able to develop hotels in 2001.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        Hotel Operations

        Hotel Operations Revenue

        The following is a summary of hotel operations revenues for corporate hotels (which is comprised of owned and leased hotels) for the years ended December 31, 2000 and December 31, 1999 stratified by the year in which the hotels opened (in thousands):

      Fiscal Year     Number       Fiscal 2000    Fiscal 1999     Increase       Percentage
        Opened       of Hotels      Revenues       Revenues      (Decrease)        Change
      -----------    ---------     -----------    -----------    ----------      ----------
        2000                1       $  3,404       $     --       $  3,404           N/A
        1999               12         24,140         13,312         10,828          81.3%
        1998               32         64,731         58,048          6,683          11.5%
        1997               20         34,255         32,669          1,586           4.9%
        1996                1          1,241          1,438           (197)        (13.7)%
                     --------       --------       --------       --------         -----
    Total                  66       $127,771       $105,467       $ 22,304          21.1%

        Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $127.8 million for the year ended December 31, 2000, compared to $105.5 million for the year ended December 31, 1999. The increase in revenue reflected the increased revenue generated by hotels that had completed or were near completion of their ramp-up phase and the increase in the number of corporate hotels in operation during the year 2000. The following table sets forth our operating statistics for corporate hotels for the years ended December 31, 2000 and December 31, 1999:

                                       For the Year Ended December 31,
                                     ------------------------------------
                                       2000          1999         Change
                                     ---------     ---------     --------
    Occupancy                            76.0%         67.7%         8.3%
    Average Daily Rate               $   56.98     $   58.24     $  (1.26)
    Revenue per available room       $   43.29     $   39.43     $   3.86

        Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 76.0% for corporate hotels for the year ended December 31, 2000, compared to 67.7% for the year ended December 31, 1999. The occupancy rate for the year ended December 31, 2000 was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. Overall, the increase in occupancy was experienced in both short and long-term stays, but was particularly strong in our long-term stay business, which consists of travelers staying seven or more nights. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

        The average daily room rate for corporate hotels for the year ended December 31, 2000 was $56.98, compared to $58.24 for the year ended December 31, 1999. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in average daily rate was largely due to the increase in our long-term stays, which are charged at a lower daily rate. Factors that influence average daily room rates include:

        - stays of less than one week, which are charged at a higher nightly rate;

        -  higher rates for our one-bedroom suites; and

        -   higher rates in certain hotel locations.

        Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $43.29 for the year ended December 31, 2000, compared to $39.43 for the year ended December 31, 1999, a 9.8% increase.

        We cannot predict whether current occupancy and room rates can be maintained. Future occupancy and room rates may be impacted by a number of factors including:

        -   the number and geographic location of new hotels;

        -   the season in which new hotels open;

        -   competition;

        -   market acceptance of our hotels; and

        -   general economic conditions.

        We consider a property to have generally completed its initial ramp-up phase somewhere between nine and twelve months following a hotel's opening. The ramp-up phase is dependent on the supply demand characteristics of individual markets as well as the effectiveness of our local sales efforts. We had 66 corporate hotels open as of December 31, 2000, one of which opened in 2000. The following table sets forth the 2000 performance of our hotels, stratified by the year in which the hotels opened:

                                                          Revenue per
                   Number of              Average Daily    Available
                    Hotels     Occupancy      Rate           Room
                   ---------   ---------  -------------   -----------
    2000 Hotels        1         73.0%       $ 58.95        $ 43.02
    1999 Hotels       12         71.6%         59.12          42.30
    1998 Hotels       32         77.3%         57.89          44.77
    1997 Hotels       20         77.3%         54.38          42.02
    1996 Hotels        1         69.9%         43.29          30.27
                      --         ----        -------        -------
       Total          66         76.0%       $ 56.98        $ 43.29

        As of December 31, 2000, we had 53 company-operated hotels that had been open at least two years, representing 80% of the total corporate hotels open as of December 31, 2000. We consider these hotels to have completed their ramp-up phase. The following table sets forth the performance of these hotels for the years ending December 31, 2000 and 1999, respectively:

                                        For the Year Ended December 31,
                                       ----------------------------------
                                        2000          1999        Change
                                       -------       -------      -------
    Occupancy                            77.2%         68.8%         8.4%
    Average Daily Rate                 $ 56.42       $ 58.33      $ (1.91)
    Revenue per Available Room         $ 43.54       $ 40.14      $  3.40

        The average occupancy rate for the 53 hotels that had been open at least two years as of December 31, 2000 was 77.2% in 2000, compared to 68.8% for 1999. This increase was due to the overall increase experienced in both short and long-term stays during the year ended December 31, 2000, but more particularly, the strength experienced in our long-term stay business. The average daily room rate decreased 3.3% to $56.42 in 2000, compared to 1999, primarily due to the lower daily rates charged for long-term stays. Revenue per available increased $3.40, or 8.5%, for the 53 hotels in 2000, compared to 1999, primarily due to the increase in the occupancy rate.

        Hotel Operating Expenses

        Hotel operating expenses for the year ended December 31, 2000 totaled $68.0 million, compared to $60.2 million for the year ended December 31, 1999. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the full year impact of the 12 company-owned hotels opened in 1999 and the one hotel opened in 2000, the variable nature of certain hotel operating expenses (e.g., as occupancy increases, certain expenses such as housekeeping labor and supplies increase), increased wages and general economic price increases.

        Rent Expense on Leased Hotels

        Rent expense on the 34 leased hotels for the year ended December 31, 2000 was $25.1 million, compared to $24.8 million for the year ended December 31, 1999. The increase in rent expense reflects the full year lease costs of the three hotels sold and leased back in January 1999 and the contingent rent expense incurred on certain properties. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis.

        Hotel Opening Costs

        Opening costs are costs incurred prior to the opening of a hotel and include costs related to the hiring and training of hotel personnel, such as travel, compensation and relocation. During the fourth quarter of 1998, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening costs to be expensed as incurred. Opening costs for the year ended December 31, 2000 totaled $279,000, compared to $1.1 million for the year ended December 31, 1999. The decrease in opening costs was primarily the result of having opened fewer company-owned hotels in 2000.

        Hotel Depreciation and Amortization

        Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the year ended December 31, 2000 totaled $9.8 million, compared to $7.8 million for the year ended December 31, 1999. The increase in depreciation and amortization expense in 2000, compared to 1999, was a result of the full year impact of the 12 company-owned hotels opened in 1999 and the one hotel opened in 2000. In addition, many of the newly opened company-owned hotels are in higher priced, primary markets where building costs are higher. For both 2000 and 1999, depreciation and amortization expense does not reflect any expense for properties sold in the sale-leaseback transactions. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

        Corporate Operations

        Other Income

        Other income for the year ended December 31, 2000 totaled $3.5 million, compared to $1.5 million for 1999. Other income consists primarily of royalty fees (revenue-based fees received over the life of the franchise agreement) and franchise fees (a one-time fee received upon execution of a signed franchise agreement) from franchised hotels, management fees received from managed hotels and equity income from joint venture hotels. Equity income represents our share of the profits of unconsolidated joint venture hotels. Franchise fee income (including application and royalty fees) for the year ended December 31, 2000 totaled $2.6 million, compared to $1.4 million for the year ended December 31, 1999. Franchise application fee income in 2000 increased as a result of executing 24 new franchise agreements during the year ended December 31, 2000, compared to 15 franchise agreements for the year ended December 31, 1999. The growth in royalty fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. We had 17 franchised hotels (excluding the Boston Capital joint venture hotels) open as of December 31, 2000, compared to 11 at December 31, 1999. The six Boston Capital joint venture hotels (classified as joint venture hotels in our property table) are also Candlewood franchise hotels that we manage. As a result, we receive royalty fees, management fees, and equity income from these hotels. All six of these hotels opened during the year 2000. Management fee income for the year ended December 31, 2000 totaled $674,000, compared to $136,000 for the year ended December 31, 1999. The increase in management fee income was primarily due to the management fees received from the six Boston Capital joint venture hotels. Equity income from joint venture hotels for the year ended December 31, 2000 totaled $176,000, compared to an equity loss of $91,000 for the year ended December 31, 1999. The increase in equity income is 2000 was due to the profitability of the Boston Capital joint venture hotels.

        We did not sell any hotels during the year ended December 31, 2000; however, for the year ended December 31, 2000, we recognized $2.2 million of the deferred gain on hotels that were previously sold. For the year ended December 31, 1999, we sold three hotels and recognized $1.3 million of the deferred gain on hotels sold.

        Corporate Operating Expenses

        Corporate operating expenses for the year ended December 31, 2000 totaled $6.4 million, compared to $5.4 million for 1999, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 2000 was primarily due to the expansion of our franchise sales and service team. This expansion began in the second quarter of 1999 and was completed in the third quarter of 1999. Franchise sales personnel are paid sales commissions on new franchise agreements. During the year 2000, we executed 24 new franchise agreements, compared to 15 agreements in 1999.

        Abandoned Site Costs

        There were no abandoned site costs recorded for the year ended December 31, 2000. We recorded $2.0 million of abandoned site costs for the year ended December 31, 1999. Abandoned site costs represent costs, such as acquisition, architectural and zoning costs, related to certain development sites that we have decided not to develop.

        Corporate Depreciation and Amortization

        Depreciation and amortization applicable to corporate operations for the year ended December 31, 2000, totaled $706,000, compared to $666,000 for the year ended December 31, 1999. Depreciation and amortization reflects depreciation of leasehold improvements and furnishings and our financial system hardware, software and peripheral equipment. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights, trademarks) is computed using the straight-line method over a period of twenty years. The slight increase in depreciation and amortization expense reflects the full year depreciation of leasehold improvements and furnishings purchased in 1999 for the new corporate office and depreciation of the financial system hardware, software and peripheral equipment purchased in 1999.

        Interest Income and Expense

        We earned $1.2 million of interest income for the year ended December 31, 2000, compared to $1.0 million for the year ended December 31, 1999. Interest income for the year ended December 31, 2000 resulted primarily from the temporary investment of cash provided by operations. Interest income for the year ended December 31, 1999 related to the short-term investment of proceeds received from the Series B Preferred Stock placement, the sale-leaseback transaction and the temporary investment of cash provided by operations.

        We had interest expense, net of capitalized interest, of $18.6 million for the year ended December 31, 2000, compared to $10.1 million for the year ended December 31, 1999. The increase for the year ended December 31, 2000 was due to the increased level of debt, higher interest rates, and fewer projects under construction, which reduced the amount of interest capitalized.

        Sales of Hotels

        We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the years ended December 31, 2000 and December 31, 1999. The following table sets forth the sale-leaseback activity for the years ended December 31, 2000 and December 31, 1999 (in thousands, except number of hotels):

                                           For the year ended December 31,
                                           -------------------------------
                                                 2000          1999
                                                -------       -------
    Number of hotels sold                            --             3
    Proceeds from sales of hotels, net of
      deferred gain                             $    --       $24,281
    Rent expense on leased hotels               $25,056       $24,821
    Gain recognized into earnings               $ 2,183       $ 1,329

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        Hotel Operations

        Hotel Operations Revenues

        The following is a summary of hotel operations revenues for corporate hotels for the years ended December 31, 1999 and December 31, 1998 stratified by the year in which the hotels opened (in thousands):

     Fiscal Year      Number     Fiscal 1999   Fiscal 1998     Increase     Percentage
       Opened        of Hotels     Revenues      Revenues     (Decrease)      Change
     -----------     ---------   -----------   -----------    ----------    ----------
        1999               12      $ 13,312      $     --      $ 13,312         N/A
        1998               32        58,048        15,043        43,005       285.9%
        1997               20        32,669        30,564         2,105         6.9%
        1996                1         1,438         1,671          (233)      (13.9)%
                     --------      --------      --------      --------       -----
          Total            65      $105,467      $ 47,278      $ 58,189       123.1%

        Hotel operations revenue, which includes room revenue and other revenue (e.g., guest telephone and sales of products from the Candlewood Cupboard), was $105.5 million for the year ended December 31, 1999, compared to $47.3 million for the year ended December 31, 1998. The increase in revenue reflected the increase in the number of corporate hotels in operation during 1999 and the full year impact of the hotels opened in 1998. Fifteen of the 32 hotels opened in 1998 opened in the fourth quarter. The following table sets forth our operating statistics for corporate hotels for the years ended December 31, 1999 and December 31, 1998:

                                           For the Year Ended December 31,
                                      -----------------------------------------
                                         1999            1998           Change
                                       ---------       ---------       --------
    Occupancy                              67.7%           65.7%           2.0%
    Average Daily Rate                 $   58.24       $   53.14       $   5.10
    Revenue per available room         $   39.43       $   34.93       $   4.50

         Average occupancy rate was 67.7% for corporate hotels for the year ended December 31, 1999, compared to 65.7% for the year ended December 31, 1998. The occupancy rate during 1999 was positively impacted by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase as of December 31, 1999. The overall increase in the occupancy rate was partially offset by a decrease in occupancy, which occurred as a result of the increase in room rates at some of our more established hotels.

         The average daily rate for corporate hotels for the year ended December 31, 1999 was $58.24, compared to $53.14 for the year ended December 31, 1998. The increase in average daily rate was due to increases in room rates charged at previously opened hotels and higher introductory rates for new hotel openings. Revenue per available room was $39.43 for the year ended December 31, 1999, compared to $34.93 for the year ended December 31, 1998.

         The following table sets forth the 1999 performance of our hotels, stratified by the year in which the hotels opened:

                                                                Revenue per
                     Number of                  Average Daily    Available
                      Hotels       Occupancy        Rate           Room
                     ---------     ---------    -------------   -----------
    1999 Hotels         12           61.0%         $ 57.65        $ 35.14
    1998 Hotels         32           68.7%           58.50          40.18
    1997 Hotels         20           69.2%           58.31          40.33
    1996 Hotels          1           66.8%           52.51          35.09
                        --           ----          -------        -------
       Total            65           67.7%         $ 58.24        $ 39.43

        As of December 31, 1999, we had 21 hotels that had been open at least two years. The following table sets forth the performance of these hotels for the years ending December 31, 1999 and 1998, respectively:

                                            For the Year Ended December 31,
                                         --------------------------------------
                                          1999            1998          Change
                                         -------         -------        -------
    Occupancy                              69.1%           70.3%          (1.2)%
    Average Daily Rate                   $ 58.04         $ 53.54        $  4.50
    Revenue per Available Room           $ 40.08         $ 37.62        $  2.46

        The average occupancy rate for the 21 hotels that had been open at least two years as of December 31, 1999 decreased 1.2 occupancy points in 1999. This decrease was due in large part to our efforts in 1999 to increase room rates and geographic market performance. Many of the 21 hotels are located in the Midwest. These markets are secondary markets and typically have lower barriers to entry. The average daily room rate in 1999 increased 8.4% over 1998. Despite the decline in occupancy rates, revenue per available room increased 6.5% for the 21 hotels in 1999, compared to 1998.

        Hotel Operating Expenses

        Hotel operating expenses for the year ended December 31, 1999 totaled $60.2 million, compared to $28.3 million for the year ended December 31, 1998. The increase in 1999 was largely due to the full year impact of the 32 hotels opened in 1998 and the increase in the number of hotels in operation during 1999.

        Rent Expense on Leased Hotels

        For the year ended December 31, 1999, we incurred rent expense of $24.8 million for leased hotels, compared to $12.4 million for the year ended December 31, 1998. The increase in rent expense in 1999 was due to the full year lease costs of the 26 hotels sold and leased back in 1998 and the three additional hotels sold and leased back in 1999.

        Hotel Opening Costs

        Opening costs for the year ended December 31, 1999 totaled $1.1 million. There were no opening costs expensed for the year ended December 31, 1998. During the fourth quarter of 1998, we elected early adoption of SOP 98-5. Prior to adoption of SOP 98-5, we capitalized and amortized opening costs using the straight-line method over a period of twelve months. Amortization expense on opening costs for the year ended December 31, 1998 totaled $1.3 million and is included in depreciation and amortization on the statement of operations. The remaining unamortized hotel opening costs were expensed in full in December 1998, as a result of our adoption of SOP 98-5, and was reflected as a change in accounting principle on the statement of operations. The total amount expensed in 1998 due to the change in accounting principle was $3.9 million.

        Hotel Depreciation and Amortization

        Depreciation and amortization expense attributable to hotel operations for the year ended December 31, 1999 totaled $7.8 million, compared to $3.4 million for the year ended December 31, 1998. The increase was primarily due to the increase in the number of company-owned hotels open and operating during 1999 and the full year impact of the hotels opened in 1998.

        Corporate Operations

        Other Income

        Other income for the year ended December 31, 1999 totaled $1.5 million, compared to $672,000 for the year ended December 31, 1998. The increase in other income for the year ended December 31, 1999, compared to the year ended December 31, 1998, was due to an increase in royalty, franchise fee and management fee income, partially offset by our equity in the net loss of the Rockford, Illinois joint venture hotel. Franchise fee income (including application and royalty fees) for the year ended December 31, 1999 totaled $1.4 million, compared to $701,000 for the year ended December 31, 1998. Franchise application fee income in 1999 increased as a result of executing 15 new franchise agreements during the year ended December 31, 1999, compared to four franchise agreements for the year ended December 31, 1998. The growth in royalty fee income was due to the increase in the number of franchise hotels in operation during 1999 and the increased revenue generated by the six franchise hotels that opened in 1998. We had 11 franchised hotels open as of December 31, 1999, compared to nine hotels at December 31, 1998. Management fee income for the year ended December 31, 1999 totaled $136,000, compared to $74,000 for the year ended December 31, 1998. The increase in management fee income was primarily due to the management fees received during the year from the Hotel at Old Town, which opened in March 1999. Equity loss from investment in the Rockford, Illinois joint venture hotel for the year ended December 31, 1999 totaled $91,000, compared to an equity loss of $104,000 for the year ended December 31, 1998.

        We sold three hotels during the year ended December 31, 1999 as part of the sale-leaseback transaction for which a $2.3 million deferred gain was recorded. For the year ended December 31, 1999, we recognized $1.3 million of the deferred gain on all hotels previously sold, compared to $569,000 for the year ended December 31, 1998.

        Corporate Operating Expenses

        Corporate operating expenses for the year ended December 31, 1999 totaled $5.4 million, compared to $3.9 million for the year ended December 31, 1998. The increase in 1999 was primarily due to the expansion of our franchise sales and service team and increases in general personnel and field information system support costs.

        Abandoned Site Costs

        Abandoned site costs totaled $2.0 million for the year ended December 31, 1999, compared to $3.8 million for the year ended December 31, 1998.

        Corporate Depreciation and Amortization

        Depreciation and amortization applicable to corporate operations for the year ended December 31, 1999 totaled $666,000 compared to $162,000 for the year ended December 31, 1998. The increase in corporate depreciation and amortization reflects the leasehold improvements and furnishings purchased in 1999 for new corporate offices and the depreciation of new systems hardware and peripheral equipment.

        Interest Income and Expense

        We earned $1.0 million of interest income for the year ended December 31, 1999, compared to $1.2 million for the year ended December 31, 1998. Interest income for the year ended December 31, 1999 resulted primarily from the temporary investment of proceeds received from the Series B Preferred Stock placement, the sale-leaseback transaction and cash provided by operations. Interest income for the year ended December 31, 1998 resulted from the temporary investment of proceeds received from the Series A and B Preferred Stock placements, the sale-leaseback transaction and cash provided by operations.

        We had interest expense, net of capitalized interest of $10.1 million for the year ended December 31, 1999, compared to $214,000 for the year ended December 31, 1998. The increase in interest expense in 1999 was the result of having fewer projects under construction in 1999, thereby reducing the amount of interest capitalized.

        Sales of Hotels

        We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which was recorded in income in the years ended December 31, 1999 and December 31, 1998. The following table sets forth the sale-leaseback activity for the years ended December 31, 1999 and December 31, 1998 (in thousands, except number of hotels):

                                        For the year ended December 31,
                                        -------------------------------
                                            1999              1998
                                          --------          ---------
Number of hotels sold                            3                 26
Proceeds from sales of hotels, net of
  deferred gain                           $ 24,281          $ 184,841
Rent expense on leased hotels             $ 24,821          $  12,365
Gain recognized into earnings             $  1,329          $     569

LIQUIDITY AND CAPITAL RESOURCES

        We had cash and cash equivalents of $21.8 million at December 31, 2000, compared to $18.6 million at December 31, 1999. Net cash provided by operating activities totaled $10.6 million for the year ended December 31, 2000, compared to $20.4 million for the year ended December 31, 1999. For the year ended December 31, 2000, net income from operations was $5.7 million and we recorded $10.5 million of non-cash depreciation and amortization expense and $2.2 million of non-cash deferred gain income on hotels previously sold. Uses of cash for the year ended December 31, 2000 consisted primarily of a $2.6 million increase in other assets. For the year ended December 31, 1999, net loss from operations was $2.8 million (which included a $2.0 million write-off of costs related to abandoned sites) and we recorded $8.5 million of non-cash depreciation and amortization expense and $1.3 million of non-cash deferred gain income on hotels sold. The primary source of cash for the year ended December 31, 1999 was a reduction of $20.8 million in the amount of hotels held for sale. Uses of cash for the year ended December 31, 1999 included a $3.7 million increase in other assets, an increase of $2.5 million in deposits, and an increase of $1.9 million in accounts and other receivables. The additional deposit required for the sale-leaseback of the three hotels sold in the first quarter of 1999 accounts for the increase in deposits.

        Net cash used in investing activities for the year ended December 31, 2000 totaled $26.4 million, compared to $92.4 million for the year ended December 31, 1999. Our expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, investment in joint venture hotels, and acquisition costs for potential development sites accounted for the majority of the cash used.

        For the year ended December 31, 2000, net cash provided by financing activities was $19.0 million, compared to $67.5 million for the year ended December 31, 1999. Net cash provided by financing activities for the year ended December 31, 2000 included $29.5 million in proceeds from mortgages and notes payable, partially offset by $2.4 million of principal payments on notes payable and $8.0 million of preferred stock dividend payments. For the year ended December 31, 1999, net cash provided by financing activities consisted of $79.3 million in proceeds from mortgages and notes payable, partially offset by $3.5 million of principal payments on notes payable and $8.0 million of preferred stock dividend payments. The principal payments on notes payable made in 1999 related primarily to the three hotels sold in the first quarter of 1999.

        At December 31, 2000, we had one company-owned hotel under construction (Jersey City, New Jersey) with a total estimated cost (including capitalized interest) of approximately $25.5 million. We have an $18.0 million construction loan to develop this hotel which matures in September 2003 and bears interest at LIBOR plus 4.25% (11.07% as of December 31, 2000). Under terms of the financing, our total equity requirement for this hotel is $5.8 million, $5.5 million of which had been funded as of December 31, 2000. As of December 31, 2000, we had incurred costs (including capitalized interest) of approximately $20.5 million on this hotel.

        Additionally, we had one hotel under construction in Orange County, California, which we intend to contribute to the joint venture with Boston Capital as described below. As of December 31, 2000, the total estimated cost of construction for this hotel was $11.1 million, $7.0 million of which had been incurred.

        We had two hotels under construction at December 31, 2000 as part of our joint venture development agreement with Boston Capital Institutional Advisors and Mass Mutual in Orange County, California and Clarkstown, New York. The total estimated cost of construction for these hotels is $22.1 million. Our total equity requirement per the loan agreements for these two hotels is $3.0 million, $2.2 million of which had been funded as of December 31, 2000. As of December 31, 2000, approximately $11.3 million had been incurred on these projects. These costs include land acquisition costs, building costs (including capitalized interest), deposits and fees for surveys, legal services, environmental studies, and architectural drawings.

        Under the terms of the agreement with Boston Capital and Mass Mutual, if we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to existing joint venture hotels by up to 5% of the estimated total costs. As of December 31, 2000, we had only eight hotels open or under construction and the additional capital contribution amount was estimated at approximately $3.4 million. As of March 19, 2001, Boston Capital and Mass Mutual had not required us to increase our capital contribution, although they may require us to do so in the future. We are otherwise in compliance with the terms of the joint venture agreement. We will continue to identify and evaluate potential joint venture sites with these partners.

        In addition to the above, at December 31, 2000, we had one joint venture hotel under construction in East Lansing, Michigan. The total estimated cost of construction for this hotel is $8.3 million. Under terms of the joint venture agreement, our total equity requirement for this hotel is $575,000, all of which had been funded as of December 31, 2000. As of December 31, 2000, the joint venture had incurred costs on this hotel of approximately $5.2 million.

        We currently have borrowed a total of $214.6 million from various credit institutions (GMAC and regional/local banks) and Hilton Hotels Corporation (Doubletree) in connection with the development of Candlewood hotels. The maturity dates for these loans range from February 2001 to March 2004 with interest rates which range from 9.41% to 11.07% on non-Doubletree loans ($199.6 million) to a fixed 15.0% on the Doubletree loan ($15.0 million). Approximately $49.4 million and $105.7 million of the total debt matures in 2001 and 2002, respectively. We currently do not have sufficient cash available to pay off the principal amount of these loans. Pursuant to the terms of the agreements we have with these lenders (except for Hilton), each loan provides for an extension period. We plan to evaluate each loan based on a number of factors including hotel performance, interest rate, secondary market considerations and corporate strategy to determine if we will seek an extension or refinancing. For those loans which matured in February and March 2001, we have paid down a portion of the principal and extended the loans for up to one year. We cannot provide any assurance that we will be able to extend or refinance any of our indebtedness on terms acceptable to us, or at all. In regards to the Doubletree debt, the first installment of $12.5 million matures in November 2001. We are in discussions with Hilton to negotiate an extension on this debt. As consideration for securing an extension, we may be required to pay down a portion of the debt at or prior to the original maturity date. We are unable to assure that we will be able to extend the maturity date of the Doubletree debt or that permanent financing will be available to us on acceptable terms, or at all. In addition, as of December 31, 2000, we have guaranteed approximately $45.0 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from October 2002 to December 2007. This debt is not included in our consolidated financial statements.

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

        We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for development of projects currently under construction, payment of preferred dividends and operations through December 2001. We will be required to invoke contractual extensions or refinance much of the $49.4 million of debt that will mature during 2001. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would require additional capital. We continue to consider a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to build or acquire additional hotels. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans, losses of deposits or other committed capital, and could have a material adverse effect on our business and results of operations.

        As of December 31, 2000, we have available $24.4 million of net operating loss carryforwards which are available to be utilized in future years to offset taxable income. These net operating loss carryforwards expire beginning in 2011 through 2015.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        Our earnings are affected by changes in interest rates as the majority of our outstanding indebtedness is at variable rates based on prime and LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance effected by LIBOR at December 31, 2000, would change by approximately $20,000. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at December 31, 2000, would change by approximately $1,400.

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. We are required to adopt the new Statement effective January 1, 2001. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of our minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is filed as a separate part of this report on Form 10-K (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1 Election of Directors" and under the caption "Executive Officers of the Company" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 13, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 13, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 13, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 13, 2001.

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

DATE: March 23, 2001                    CANDLEWOOD HOTEL COMPANY, INC.


                                        By: /s/ Jack P. DeBoer
                                            -----------------------------------
                                            Jack P. DeBoer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                 Title                     Date Signed
        ---------                                 -----                     -----------
/s/ Jack P. DeBoer                        Chief Executive Officer         March 23, 2001
--------------------------------------    and Director (Principal
            Jack P. DeBoer                Executive Officer)

/s/ Warren D. Fix                         Executive Vice President,       March 23, 2001
--------------------------------------    Chief Financial Officer,
             Warren D. Fix                Secretary and Director
                                          (Principal Financial and
                                          Accounting Officer)

/s/ James E. Roos                         President and Chief             March 23, 2001
--------------------------------------    Operating Officer
             James E. Roos

/s/ Gary E. Costley                       Director                        March 23, 2001
--------------------------------------
            Gary E. Costley

/s/ Robert J. Cresci                      Director                        March 23, 2001
--------------------------------------
           Robert J. Cresci

/s/ Mariel C. Albrecht                    Director                        March 23, 2001
--------------------------------------
          Mariel C. Albrecht

/s/ Robert S. Morris                      Director                        March 23, 2001
--------------------------------------
           Robert S. Morris

/s/ William L. Perocchi                   Director                        March 23, 2001
--------------------------------------
          William L. Perocchi

/s/ Frank J. Pados, Jr.                   Director                        March 23, 2001
--------------------------------------
          Frank J. Pados, Jr.

/s/ Tony M. Salazar                       Director                        March 23, 2001
--------------------------------------
            Tony M. Salazar

/s/ Thomas H. Nielsen                     Director                        March 23, 2001
--------------------------------------
           Thomas H. Nielsen

/s/ Thomas L. Keltner                     Director                        March 23, 2001
--------------------------------------
           Thomas L. Keltner

/s/ Thomas W. Storey                      Director                        March 23, 2001
--------------------------------------
           Thomas W. Storey

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE*


                                                                                                        Page
                                                                                                        ----

Report of Independent Auditors                                                                           F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                                                F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998               F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998     F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998               F-6

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

                         Report of Independent Auditors


To the Board of Directors of Candlewood Hotel Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the related financial statement schedule listed in the accompanying index for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the management of Candlewood Hotel Company, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                            /s/ ERNST & YOUNG LLP
                                                Ernst & Young LLP

Chicago, Illinois
February 10, 2001

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

         (In thousands, except par value, stated value, and share data)


-----------------------------------------------------------------------------------------------------
December 31,                                                                   2000           1999
                                                                             ---------      ---------
ASSETS
Investment in hotels completed and under construction:
     Hotels completed                                                        $ 264,896      $ 238,320
     Hotels under construction                                                  32,282         37,755
     Other costs                                                                   192          3,654
                                                                             ---------      ---------
                                                                               297,370        279,729
     Accumulated depreciation and amortization                                 (16,977)        (8,582)
                                                                             ---------      ---------
     Net investment in hotels                                                  280,393        271,147

Cash and cash equivalents (including $945 and $407 of
     restricted cash, respectively)                                             21,834         18,624
Deposits                                                                        26,334         26,334
Accounts and other receivables                                                   4,912          4,735
Investments in joint ventures                                                   11,467          6,421
Other assets                                                                    14,369         14,016
                                                                             ---------      ---------

           Total assets                                                      $ 359,309      $ 341,277
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                                  $ 214,575      $ 190,545
Accounts payable and other accrued expenses                                     21,686         22,874
Deferred gain on sale of hotels                                                 15,239         17,431
Other liabilities                                                                  892          1,172
                                                                             ---------      ---------
           Total liabilities                                                   252,392        232,022

Redeemable, convertible, cumulative preferred stock ("Series A"), $1,000 stated value, 65,000 shares authorized and outstanding, net of
     offering costs                                                             61,339         61,339
Redeemable, convertible, cumulative preferred stock ("Series B"), $1,000 stated value, 42,000 shares authorized and outstanding, net of
     offering costs                                                             39,350         39,350

Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares
        authorized, 9,025,000 issued and outstanding                                90             90
     Additional paid-in capital                                                 35,270         35,270
     Accumulated deficit                                                       (29,132)       (26,794)
                                                                             ---------      ---------
           Total stockholders' equity                                            6,228          8,566
                                                                             ---------      ---------
           Total liabilities and stockholders' equity                        $ 359,309      $ 341,277
                                                                             =========      =========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Years Ended December 31, 2000, 1999 and 1998
                 (In thousands, except share and per share data)


-------------------------------------------------------------------------------------------------------------
                                                                   2000             1999             1998
                                                                -----------      -----------      -----------
REVENUES:
Hotel operations                                                $   127,771      $   105,467      $    47,278
Other income                                                          3,458            1,459              672
                                                                -----------      -----------      -----------
    Total hotel operating revenues                                  131,229          106,926           47,950
Proceeds from sales of hotels, net of deferred gain of $0,
    $2,319 and $10,533, respectively                                     --           24,281          184,841
Deferred gain recognition on sales of hotels                          2,183            1,329              569
                                                                -----------      -----------      -----------
    Total Revenues                                                  133,412          132,536          233,360
                                                                -----------      -----------      -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                             68,005           60,218           28,266
Corporate operating expenses                                          6,437            5,390            3,906
Rent expense on leased hotels                                        25,056           24,821           12,365
Hotel opening costs                                                     279            1,103               --
Abandoned Site Costs                                                     --            2,043            3,799
Depreciation and amortization                                        10,521            8,452            3,565
                                                                -----------      -----------      -----------
    Total operating costs and expenses                              110,298          102,027           51,901
Cost of hotels sold                                                      --           24,281          184,841
                                                                -----------      -----------      -----------
                                                                     23,114            6,228           (3,382)

Interest income                                                       1,150            1,034            1,166
Interest expense                                                    (18,577)         (10,053)            (214)
                                                                -----------      -----------      -----------
    Income (Loss) before preferred dividends and cumulative
       effect of a change in accounting principle                     5,687           (2,791)          (2,430)
Preferred stock dividends                                            (8,025)          (8,025)          (6,338)
                                                                -----------      -----------      -----------
    Loss available to common stockholders before cumulative
       effect of a change in accounting principle                    (2,338)         (10,816)          (8,768)

Cumulative effect of a change in accounting principle, less
    applicable income taxes of $0                                        --               --           (3,857)
                                                                -----------      -----------      -----------
    Net loss available to common stockholders                   $    (2,338)     $   (10,816)     $   (12,625)
                                                                ===========      ===========      ===========

Per share amounts - basic and diluted
      Loss before cumulative effect of a change in
         accounting principle                                   $      (.26)     $     (1.20)     $      (.97)
      Cumulative effect of change in accounting principle                --               --             (.43)
                                                                -----------      -----------      -----------
      Net loss                                                  $      (.26)     $     (1.20)     $     (1.40)
                                                                ===========      ===========      ===========

Weighted average shares outstanding - basic and diluted           9,025,000        9,025,000        9,025,000
                                                                ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)


----------------------------------------------------------------------------------------------------------
                                                                                                Total
                                                   Common      Additional     Accumulated    Stockholders'
                                                   Stock    Paid-in Capital    Deficit          Equity
                                                  --------  ---------------   -----------    -------------
Balance at December 31, 1997                      $     90      $ 35,270       $ (2,771)       $ 32,589

Preferred stock dividends paid                          --            --         (6,920)         (6,920)
Net loss before preferred stock dividends               --            --         (6,287)         (6,287)
                                                  --------      --------       --------        --------

Balance at December 31, 1998                            90        35,270        (15,978)         19,382

Preferred stock dividends paid                          --            --         (8,025)         (8,025)
Net loss before preferred stock dividends               --            --         (2,791)         (2,791)
                                                  --------      --------       --------        --------

Balance at December 31, 1999                            90        35,270        (26,794)          8,566

Preferred stock dividends paid                          --            --         (8,025)         (8,025)
Net income before preferred stock dividends             --            --          5,687           5,687

                                                  --------      --------       --------        --------
Balance at December 31, 2000                      $     90      $ 35,270       $(29,132)       $  6,228
                                                  ========      ========       ========        ========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

---------------------------------------------------------------------------------------------------------
                                                                    2000           1999           1998
                                                                  ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (Loss) before preferred dividends and cumulative
    effect of change in accounting principle                      $   5,687      $  (2,791)     $  (2,430)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                    10,521          8,452          3,565
    (Income) Loss from joint ventures                                  (176)            91            104
    Deferred gain recognition on sales of hotels                     (2,183)        (1,329)          (569)
    Abandoned site costs                                                 --          2,043          3,799
    Change in:
      Hotels completed and under construction - held for sale            --         20,776         23,877
      Deposits                                                           --         (2,487)       (15,253)
      Accounts receivable                                              (177)        (1,937)        (1,309)
      Opening costs                                                      --            718         (2,543)
      Other assets                                                   (2,575)        (3,738)        (3,061)
      Accounts payable and other accrued expenses                      (341)        (1,360)        12,457
      Deferred gain on sale of hotels                                    (9)         1,989         10,533
      Other liabilities                                                (132)            (1)           227
                                                                  ---------      ---------      ---------
        Net cash provided by operating activities                    10,615         20,426         29,397
                                                                  ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for hotels completed/under Construction and
    change in site acquisition costs                                (27,207)       (92,076)      (125,055)
Distributions from joint ventures                                       800             --             --
Purchase of intangible assets                                           (17)          (335)            48
                                                                  ---------      ---------      ---------
        Net cash used in investing activities                       (26,424)       (92,411)      (125,007)
                                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of preferred stock                           --             --         39,276
Proceeds from mortgage and notes payable                             29,549         79,287        147,101
Payments on mortgages and notes payable                              (2,357)        (3,484)       (95,775)
Preferred stock dividends                                            (8,025)        (8,025)        (6,920)
Other liabilities                                                      (148)          (276)          (272)
Expenditures for private placement                                       --            (48)            --
                                                                  ---------      ---------      ---------
        Net cash provided by financing activities                    19,019         67,454         83,410
                                                                  ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                  3,210         (4,531)       (12,200)
Cash and cash equivalents at beginning of year                       18,624         23,155         35,355
                                                                  ---------      ---------      ---------
Cash and cash equivalents at end of year                          $  21,834      $  18,624      $  23,155
                                                                  =========      =========      =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                            $  21,289      $  14,142      $   7,509
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

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are required to adopt the new Statement effective January 1, 2001. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of our minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

    f.  INTANGIBLE ASSETS

    Pursuant to the terms of the Limited Liability Company Agreement of Candlewood LLC, JPD Corporation contributed the ownership rights, title and interest in the Candlewood Hotel name and logo and certain other intangibles to the Company in 1996 at the agreed-upon value of $200,000. Such amount is included in intangible assets and is being amortized using the straight-line method over a period of twenty years. Intangible assets also include costs for patents and trademarks. These assets are being amortized using the straight-line method over a period of twenty years and are included in other assets on the accompanying consolidated balance sheets.

    g.  DEFERRED FINANCING COSTS

    Deferred financing costs are costs incurred to obtain construction and permanent financing and are included in other assets on the accompanying consolidated balance sheets. These costs are amortized over the life of the related loan on the level yield basis.

    h.  REVENUE RECOGNITION

    Room revenue and other revenues are recognized when earned. Recognition of franchise fee revenue is deferred until all material services or conditions relating to the respective franchise have been substantially performed or satisfied by the Company. Such revenue when recognized is included in other income on the accompanying consolidated statements of operations.

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

    During the fourth quarter of 1998, the Company elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires opening and organization costs to be expensed as incurred. Upon adoption, the remaining unamortized opening and organization costs of $3.9 million were expensed in the accompanying 1998 consolidated statements of operations and reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change was a one-time charge in 1998.

    k.  INVESTMENTS IN JOINT VENTURES

    The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity that it accounts for under the equity method of accounting. As of December 31, 2000, the Company had $11.5 million invested in joint ventures, of which $5.0 million (in non-cash transactions, net of $3.2 million of debt) was contributed during the year ended December 31, 2000. The difference between the amount at which the investment is carried in the Company's accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of December 31, 2000, this amount was approximately $2.7 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the years ended December 31, 2000, 1999 and 1998, equity income (loss) in joint ventures was recorded of $176,000, ($91,000) and ($104,000), respectively. These amounts are included in other income on the accompanying consolidated statements of operations. Additionally, during the year ended December 31, 2000, the Company received distributions from its joint ventures of $800,000.

    The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual in which it has a 50% ownership. Hotel operations for the joint venture commenced in 2000, and as of December 31, 2000, the Company operated six hotels and had two additional hotels under construction pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. As of December 31, 2000, this amount was estimated at approximately $3.4 million. As of December 31, 2000, Boston Capital and Mass Mutual had not required the Company to increase its capital contribution, although they may require the Company to do so in the future. The Company is otherwise in compliance with the terms of the joint venture agreement. The Company will continue to identify and evaluate potential joint venture sites with these partners. The following is unaudited condensed financial information for the joint venture as of December 31, 2000 and December 31, 1999:

    ----------------------------------------------------------------------------
                                                 2000        1999
    ----------------------------------------------------------------------------
    (In thousands)
    Hotels completed and under construction     $66,443     $16,024
    Other assets                                  3,951       1,711
                                                -------     -------
    Total assets                                $70,394     $17,735
                                                =======     =======

    Total development liabilities               $62,596     $12,665
    Total equity                                  7,798       5,070
                                                -------     -------
    Total liabilities and equity                $70,394     $17,735
                                                =======     =======

    ----------------------------------------------------------------------------
    Year ended December 31, 2000
    ----------------------------------------------------------------------------
    (In thousands)
    Total revenue                             $8,569
    Hotel operating expenses                   3,886
    Hotel opening costs                          624
    Depreciation and amortization              1,342
    Interest expense                           1,660
                                              ------
    Net pre-tax income                        $1,057
                                              ======

    In addition, as of December 31, 2000, the Company has guaranteed construction debt on the joint venture properties of approximately $45 million. This debt is collateralized by the Hotels completed and under construction in the joint venture. Maturity dates on this debt range from October 2002 to December 2007. This debt is not included in the Company's consolidated financial statements. The Company does not receive any fees related to this guarantee.

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

    The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments for the years ended December 31, 2000, 1999 and 1998, respectively, is as follows:

    Year ended December 31, 2000
    ----------------------------------------------------------------------------
    (In thousands)                      Operation of    Sale of
                                           Hotels       Hotels         Total
                                        ------------    --------      --------
    Revenues from external customers      $131,229      $     --      $131,229
    Interest expense                        18,577            --        18,577
    Depreciation expense                     9,815            --         9,815
    Segment profit                          28,353         2,183        30,536

    Hotels assets:
       Hotels completed and under          297,178            --       297,178
       construction
       Accounts receivable                   2,382         2,110         4,492
    Deferred gain on sale of hotels             --        15,239        15,239


    Year ended December 31, 1999
    ----------------------------------------------------------------------------
    (In thousands)                      Operation of    Sale of
                                           Hotels        Hotels        Total
                                        ------------    --------      --------
    Revenues from external customers      $106,926      $ 24,281      $131,207
    Interest expense                        10,053            --        10,053
    Depreciation expense                     7,787            --         7,787
    Segment profit                          14,100         1,329        15,429

    Hotels assets:
       Hotels completed and under          276,075            --       276,075
       construction
       Accounts receivable                   2,246         2,014         4,260
    Deferred gain on sale of hotels             --        17,431        17,431

    Year ended December 31, 1998
    -----------------------------------------------------------------------------------
    (In thousands)                               Operation of    Sale of
                                                    Hotels        Hotels        Total
                                                 ------------    --------      --------
    Revenues from external customers               $ 47,950      $184,841      $232,791
    Interest expense                                    214            --           214
    Depreciation expense                              3,403            --         3,403
    Segment profit                                    3,916           569         4,485

    Hotels assets:
      Hotels completed and under construction       197,072        20,776       217,848

      Accounts receivable                             1,195         2,213         3,408
    Deferred gain on sale of hotels                      --        16,771        16,771

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

3.  INVESTMENT IN HOTELS COMPLETED AND UNDER CONSTRUCTION

Investment in Hotels consists of the following:

--------------------------------------------------------------------------------
(In thousands)                                       2000             1999
                                                   --------         --------
Hotels completed:
   Land                                            $ 45,495         $ 39,863
   Buildings and improvements                       179,510          164,799
   Furniture, fixtures and equipment                 39,891           33,658
                                                   --------         --------
                                                    264,896          238,320
Hotels under construction                            32,282           37,755
Other costs                                             192            3,654
                                                   --------         --------
                                                    297,370          279,729
Less accumulated depreciation                       (16,977)          (8,582)
                                                   --------         --------
                                                   $280,393         $271,147
                                                   ========         ========

Hotels completed and Hotels under construction also include capitalized interest costs. The Company incurred interest costs of approximately $21.6 million and $15.3 million of which $3.0 million and $5.2 million in 2000 and 1999, respectively, were capitalized. Depreciation expense for the years ended December 31, 2000, 1999 and 1998, was approximately $8.4 million, $6.8 million and $3.1 million, respectively.

Other costs included approximately $192,000 and $3.7 million of acquisition costs at December 31, 2000 and 1999, respectively. Acquisition costs related to abandoned site costs of approximately $2.0 million and $3.8 million were charged to operations in 1999 and 1998, respectively. There were no acquisition costs recorded for the year ended December 31, 2000.

4.  MORTGAGES AND NOTES PAYABLE

A summary of mortgages and notes payable is as follows:

--------------------------------------------------------------------------------
(In thousands)                                                December 31,
                                                        ------------------------
                                                          2000            1999
                                                        --------        --------
Mortgage notes:

    Mortgage notes payable to a bank, secured by
    individual Hotels, interest payable monthly
    at rates ranging from LIBOR plus 2.75% to
    prime plus 1.00% to 3.00%, principal payments
    commencing twelve to eighteen months
    following Hotel opening, with maturity dates
    ranging from February 2001 to March 2004            $ 27,619        $ 19,013

    Mortgage notes payable to a financial
    institution secured by individual Hotels,
    interest payable monthly at rates ranging
    from LIBOR plus 3.40% to 4.25%, principal
    payments commencing twelve to eighteen months
    from related loan closing, with maturity
    dates ranging from March 2001 to September
    2003                                                 171,956         156,532

Notes payable:

    Subordinate credit facility due to
    stockholder, interest payable quarterly at a
    rate of 15.0%, with principal of $12.5
    million and $2.5 million payable at maturity
    in November 2001, and July 2002, respectively         15,000          15,000
                                                        --------        --------
                                                        $214,575        $190,545
                                                        ========        ========


LIBOR rates, depending on the maturity dates of the individual notes, ranged from 6.66% to 6.80% at December 31, 2000, and 6.17% to 6.48% at December 31, 1999. The prime rate at December 31, 2000 and December 31, 1999 was 9.50% and 8.50%, respectively.

Certain of the Company's debt is partially guaranteed by Doubletree. As of December 31, 2000 and 1999, approximately $16.0 million of the Company's debt was guaranteed by Doubletree. In exchange for the guarantee, Doubletree receives a 5% interest in the defined cash flows of the hotels and a 0.25-0.50% fee on the total loan amount outstanding. For the years ended December 31, 2000, 1999 and 1998, interest incurred related to this guarantee was approximately $675,000, $324,000 and $163,000, respectively.

The Company intends to extend the maturity dates of all notes coming due in 2001, under current terms of the notes, or refinance such notes in the ordinary course of business. Scheduled principal payments required on mortgage and other notes payable subsequent to December 31, 2000, are as follows:

--------------------------------------------------------------------------------
(In thousands)

Year Ending December 31,
------------------------
       2001                                                         $ 50,998
       2002                                                          105,651
       2003                                                           40,465
       2004                                                           17,461
                                                                    --------
               Total                                                $214,575
                                                                    ========

5. REDEEMABLE, CONVERTIBLE PREFERRED STOCK

General

The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At December 31, 2000 and 1999, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

Immediately prior to the offering, Doubletree, JPD Corporation and the Fix Partnership received 5,175,000 shares in exchange for their outstanding membership interests in Candlewood LLC and certain minority interests in subsidiary LLC's (Note 1). Total shares outstanding at December 31, 2000 and 1999 were 9,025,000.

7. STOCK OPTIONS

The Company has one stock option plan, the 1996 Equity Participation Plan, as amended, (the "Plan"), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. The Plan allows for 1,676,710 options to be granted. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted.

A summary of the Company's stock option activity and related exercise price information for the years ended December 31, 2000, 1999 and 1998, is as follows:

--------------------------------------------------------------------------------
                                                                   Weighted
                                                                   Average
                                                  Shares        Exercise Price
                                                 ---------      --------------
Options outstanding, December 31, 1997             605,800          $9.39

Granted                                            397,800           7.36
Exercised                                               --             --
Forfeited                                         (103,700)          8.11
                                                 ---------          -----

Options outstanding, December 31, 1998             899,900           8.73

Granted                                            565,300           4.24
Exercised                                               --             --
Forfeited                                         (277,377)          7.62
                                                 ---------          -----

Options outstanding, December 31, 1999           1,187,823           6.82

Granted                                            132,600           2.37
Exercised                                               --             --
Forfeited                                          (96,923)          4.61
                                                 ---------          -----
Options outstanding, December 31, 2000           1,223,500          $6.52
                                                 =========          =====


At December 31, 2000, 1,223,500 options were outstanding at prices ranging from $1.78 to $11.38. There were 600,957, 338,674 and 222,700 shares exercisable as of December 31, 2000, 1999 and 1998, respectively.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of net income (loss) in future years. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by FAS No. 123, net loss and net loss per share would have been increased to the unaudited pro forma amounts indicated in the table below:

--------------------------------------------------------------------------------
                                                 2000        1999        1998
                                                ------      -------     -------
Net income (loss), as reported in
  thousands)                                    $5,687      $(2,791)    $(6,287)
Net income (loss), pro forma (in
  thousands)                                     5,003       (3,349)     (6,619)
Net loss per share, as reported                  (0.26)       (1.20)      (1.40)
Net loss per share, pro forma                    (0.33)       (1.26)      (1.44)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

--------------------------------------------------------------------------------
                                            2000         1999          1998
                                           ------       ------        ------
Expected dividend yield                       0.0%         0.0%          0.0%
Expected stock price volatility             55.50%       66.87%        44.50%
Risk-free interest rate                      6.30%        5.14%         5.21%
Expected life of options                   5 years      5 years       5 years

The weighted-average fair value of the options granted during 2000, 1999, and 1998 is $1.28, $2.22 and $3.06 per share, respectively. The weighted-average exercise price and weighted-average contractual life, by exercise price range for options outstanding is as follows:

--------------------------------------------------------------------------------
                                                                    Weighted-
                                                    Weighted-        Average
                                                     Average        Remaining
                                    Number of        Exercise      Contractual
              Exercise Price         Options          Price           Life
             -----------------      ---------       ---------      -----------
             $1.78 to $2.44          120,550          $ 2.17        9.0 years
             $2.75 to $4.00          154,300            3.44        8.8 years
             $4.25 to $4.81          357,150            4.77        8.1 years
             $7.25 to $10.50         551,500            9.11        6.6 years
             $11.25 to $11.38         40,000           11.28        6.6 years

The weighted-average exercise price of the options exercisable as of December 31, 2000, 1999 and 1998 were $8.14, $9.11 and $9.71, respectively.

8. EMPLOYEE BENEFITS PLAN

Effective June 1, 1996, the Company established the Candlewood Hotel Company 401(k) Profit Sharing Plan (the "Plan") for its employees. Generally, all full-time employees over the age of 21 who have completed ninety days of service, as amended, are eligible to participate in the Plan. Employees are permitted to contribute up to 15% of their individual compensation, subject to certain limitations established by the Internal Revenue Service for plans of this type. The Company may, but is not obligated to, make contributions on behalf of each participant. Effective October 1, 1999, the Company match rate was increased from 25% to 50% of all participants' contributions, not to exceed 6% of the employee's compensation. For the years ended December 31, 2000, 1999 and 1998 respectively, the Company matched contributions in the amount of approximately $411,000, $201,000 and $94,000.

9. RELATED PARTY TRANSACTIONS

As of December 31, 2000, the Company had two managed hotel properties in which the Company's chairman had a controlling interest. These properties are the Cambridge Suites and the Hotel at Old Town, both located in Wichita, Kansas. For the years ended December 31, 2000, 1999 and 1998 respectively, the Company received management fees from these properties in the amount of approximately $223,000, $150,000 and $52,000.

The Company purchases property and casualty insurance, workers' compensation coverage, and builders risk insurance through an insurance agency ("Agency") in which the Company's chairman owns a minority interest. Prior to March 15, 1999, the Company also rented office space and equipment under a five-year lease from a corporation in which the Company's chairman owned a minority interest. In addition, certain corporate travel is purchased from a corporation owned by the Company's chairman. A summary of the dollar amounts of these transactions and the related payable at year-end is as follows:

-------------------------------------------------------------------------------------
(In thousands)

Year Ended December 31,                                   2000      1999       1998
                                                          -----    -------    -------
Total insurance premiums for third-party insurance        $ 990    $ 1,213    $ 1,134
Office and equipment rent                                     6         20        118
Corporate air travel                                        160        199        396

Amounts payable at December 31:                              89         41         17
-------------------------------------------------------------------------------------

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's approximated deferred income tax assets and liabilities are as follows:

---------------------------------------------------------------------------------
(In thousands)
                                                     2000       1999       1998
                                                    -------    -------    -------
DEFERRED TAX ASSETS:
Taxable gain on sale/lease-back transaction
  in excess of book income                          $ 6,096    $ 6,972    $ 6,708
Deferred franchise fee revenue                           56         94        132
Tax benefit of net operating loss carry-forwards      1,467      3,831      2,847
                                                    -------    -------    -------
    Total gross deferred tax assets                   7,619     10,898      9,687
Valuation allowance                                     982      7,827      8,423
                                                    -------    -------    -------
    Total deferred tax assets                         6,637      3,071      1,264
                                                    -------    -------    -------

DEFERRED TAX LIABILITIES:
Excess tax depreciation over book                     6,578      3,008      1,197
Financial basis in excess of tax basis of
  Intangible assets                                      59         63         67
                                                    -------    -------    -------
    Total deferred tax liabilities                    6,637      3,071      1,264
                                                    -------    -------    -------
        Net deferred tax asset                      $    --    $    --    $    --
                                                    =======    =======    =======

The Company had $19,000 in prepaid taxes that it expects to have refunded in 2001. The deferred tax liabilities reflected in the above schedule resulted from items that are currently taxable for federal and state income tax purposes but were not included in book net income. Timing differences that resulted in a deferred tax asset but did not result in current taxes payable were offset by a valuation allowance due to the uncertainty of the ultimate realization of the asset.

The Company had a cumulative net operating loss carry-forward available to offset future taxable income of $24.4 million and $20.8 million as of December 31, 2000 and 1999, respectively. Net operating losses, available to offset future taxable income, generated in the years ended December 31, 2000, 1999 and 1998, were approximately $3.6 million, $12.6 million and $7.7 million, which expire in 2015, 2014, and 2013, respectively.

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

Terms of the sales are all cash at the close of escrow for hotels sold. The lease term for the non-cancelable operating leases is approximately 14 years for the 17 hotels in the first transaction and 13 years for the 17 hotels in the second transaction with all leases expiring on December 31, 2011. The leases may be renewed in certain circumstances and at the election of the Company for up to three 15-year periods. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

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

In total, the Company has sold $260.9 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note 2). The Company recognized approximately $2.2 million, $1.3 million and $569,000 of deferred gain into income in 2000, 1999 and 1998, respectively. As of December 31, 2000, the Company has recognized a total of $4.1 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the consolidated statements of operations.

12. COMMITMENTS

The Company leases corporate office space and certain equipment at its hotels and corporate offices under non-cancelable operating leases that expire at various dates through April 2006. The total monthly payment on these leases is approximately $125,000.

The Company leases 34 Hotels under non-cancelable operating leases expiring in December 2011. The leases call for monthly lease payments of approximately $2.2 million plus additional rent of 10% of defined excess revenues over stipulated base year amounts, if any.

Payments for all operating leases for the years ended December 31, 2000, 1999, and 1998, were approximately $27,795,000, $27,261,000, and $13,900,000, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2000 are as follows:

--------------------------------------------------------------------------------
(In thousands)

Year Ending December 31,
       2001                                                         $ 27,783
       2002                                                           27,726
       2003                                                           27,567
       2004                                                           26,954
       2005                                                           26,499
       Thereafter                                                    158,495
                                                                    --------
       Total future minimum lease payments                          $295,024
                                                                    ========

13. LITIGATION AND LEGAL MATTERS

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. All such proceedings individually and in aggregate are not expected to have a material adverse impact on the Company.

14. EPS-EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------------------------------
(In thousands, except for share and per share data):          2000            1999            1998
                                                           -----------     -----------     -----------
Income (Loss) available to common stockholders before
  preferred dividends and cumulative effect of a change
  in accounting principle                                  $     5,687     $    (2,791)    $    (2,430)
Convertible preferred stock dividends                           (8,025)         (8,025)         (6,338)
                                                           -----------     -----------     -----------
Loss available to common stockholders before
  cumulative effect of a change in accounting principle         (2,338)        (10,816)         (8,768)
Cumulative effect of a change in accounting principle,
  net of tax                                                        --              --          (3,857)
                                                           -----------     -----------     -----------
Net loss available to common stockholders -
  (Numerator for basic earnings per share)                      (2,338)        (10,816)        (12,625)
Dilutive securities - Preferred stock dividends                     --              --              --
                                                           -----------     -----------     -----------
Loss available to common stockholders after
  assumed conversion of Preferred Stock -
  (Numerator for diluted earnings per share)               $    (2,338)    $   (10,816)    $   (12,625)
                                                           ===========     ===========     ===========

Weighted-average common shares - (Denominator
  for basic earnings per share)                              9,025,000       9,025,000       9,025,000
Dilutive securities - Employee stock options                        --              --              --
Dilutive securities - Preferred stock                               --              --              --
                                                           -----------     -----------     -----------
Adjusted weighted - average common shares and
  assumed conversion of Preferred Stock -
  (Denominator for diluted earnings per share)               9,025,000       9,025,000       9,025,000
                                                           ===========     ===========     ===========

Per share amounts - basic and diluted
Loss before a cumulative effect of a change in
  accounting principle                                     $     (0.26)    $     (1.20)    $     (0.97)
Cumulative effect of a change in accounting principle               --              --            (.43)
                                                           ===========     ===========     ===========
Net loss                                                   $     (0.26)    $     (1.20)    $     (1.40)
                                                           ===========     ===========     ===========

For additional disclosures regarding the convertible preferred stock and the employee stock options, see Notes (5) and (7).

Options to purchase 1,223,500 shares of common stock at a weighted-average exercise price of $6.52 per share were outstanding as of December 31, 2000. These options were not included in the computation of diluted earnings per share as the Company had a net loss available to common stockholders, and the inclusion of such options would be antidilutive.

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is unaudited quarterly data for 2000, 1999 and 1998 (amounts in thousands, except for per share amounts.)

                                                   FIRST       SECOND        THIRD       FOURTH
                                                  QUARTER      QUARTER      QUARTER      QUARTER
              2000                               ENDED 3/31   ENDED 6/30   ENDED 9/30   ENDED 12/31
              ----                                --------     --------     --------     --------
Hotel Operating Revenue                           $ 30,240     $ 33,840     $ 33,624     $ 30,067
Total revenues                                      31,213       35,141       35,359       31,832
Income (loss) before preferred stock dividends         256        3,014        3,082         (665)
Net income (loss) available to common
  shareholders                                      (1,739)       1,018        1,065       (2,682)
Weighted average shares outstanding -
  basic and diluted                                  9,025        9,025        9,025        9,025
Net income (loss) per share of common stock
  basic and diluted                               $  (0.19)    $   0.11     $   0.12     $  (0.30)

              1999
              ----
Hotel Operating Revenue                           $ 21,267     $ 26,906     $ 29,585     $ 27,709
Total revenues                                      44,851       27,470       30,518       28,612
Income (loss) before preferred stock dividends      (2,053)         135        2,115       (2,988)
Net income (loss) available to common
  shareholders                                      (4,032)      (1,866)          92       (5,010)
Weighted average shares outstanding -
  basic and diluted                                  9,025        9,025        9,025        9,025
Net income (loss) per share of common stock
  basic and diluted                               $  (0.45)    $  (0.20)    $   0.01     $  (0.56)

              1998
              ----
Hotel Operating Revenue                           $  6,917     $ 10,330     $ 14,120     $ 15,911
Total revenues                                      56,053       66,190       44,546       66,571
Cumulative effect of change in accounting
    principle                                           --           --           --       (3,857)
Income (loss) before preferred stock dividends         469          829          954       (8,539)
Net loss available to common shareholders             (733)        (386)        (944)     (10,562)
Weighted average shares outstanding --
    basic and diluted                                9,025        9,025        9,025        9,025
Net loss per share of common stock --
    basic and diluted                             $  (0.08)    $  (0.04)    $  (0.10)    $  (1.18)

                                  SCHEDULE III
                         CANDLEWOOD HOTEL COMPANY, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                                     Costs Capitalized
                                                                     Initial Cost to Company     Subsequent to Acquisition
                                                                     -----------------------     -------------------------

            (1)                                                                  Depreciable                  Depreciable
     Candlewood Hotels              Location         Encumbrances    Land          Property        Land         Property
     -----------------              --------         ------------    ----        -----------       ----       -----------

Wichita                               Wichita KS       $     --      $   --       $     --       $    --       $    164
Omaha                                   Omaha NE             --          --             --            --            146
Denver - Tech Center                   Denver CO             --          --             --            --             45
Louisville                         Louisville KY             --          --             --            --             83
Cincinnati-Blue Ash                  Blue Ash OH             --          --             --            --             57
Birmingham                         Birmingham AL             --          --             --            --             20
Kansas City                     Overland Park KS          3,867         542          5,373            --             40
Norfolk - Hampton                     Hampton VA             --          --             --            --             31
Wichita - Airport                     Wichita KS             --          --             --            --             43
Charlotte - Coliseum                Charlotte NC          3,118         403          3,802            --             10
Detroit - Southfield               Southfield MI             --          --             --            --             25
Raleigh-Cary                          Raleigh NC          3,385         578          5,233            --             29
Philadelphia - Willow Grove      Willow Grove PA             --          --             --            --             52
Houston - Clear Lake               Clear Lake TX             --          --             --            --             27
Knoxville                           Knoxville TN          3,689         566          4,380            --             24
Phoenix                               Phoenix AZ             --          --             --            --             77
Salt Lake City - Airport       Salt Lake City UT             --          --             --            --             62
Salt Lake City - Ft. Union          Ft. Union UT             --          --             --            --             37
Houston - Loop Central                Houston TX          6,183       1,842          5,568            --             33
Houston - Town & Country              Houston TX             --          --             --            --             73
Irvine East - Lake Forest         Irvine East CA             --          --             --            --             49
Phoenix-Tempe                           Tempe AZ             --          --             --            --             45
Detroit - Auburn Hills           Auburn Hills MI          6,004       1,205          6,221            --             21
Jacksonville                     Jacksonville FL             --          --             --            --             62
Huntsville                         Huntsville AL             --          --             --            --             26
Dallas - Fort Worth              Fossil Creek TX          3,513         592          4,650            --             51
Detroit - Troy                           Troy MI          5,306       1,003          6,266            --             27
Miami - Airport                         Miami FL          5,700       2,013          7,158            --             24
Detroit - Warren                       Warren MI             --          --             --            --             42
Pittsburgh-Airport                 Pittsburgh PA             --          --             --            --             22
Des Moines                         Des Moines IA             --          --             --            --             19
Irving - Las Colinas              Las Colinas TX             --          --             --            --             26
Chicago - Libertyville           Libertyville IL          5,629       1,086          6,754            --             28
Austin - Northwest                     Austin TX             --          --             --            --             56
Somerset                             Somerset NJ             --          --             --            --             23
Charlotte-University                Charlotte NC             --          --             --            --             39
Dallas - Arlington                  Arlington TX          5,261         861          6,373            --             28
Irvine - Spectrum                      Irvine CA          6,190       2,116          6,444            --             39
Albuquerque                       Albuquerque NM             --          --             --            --             51
Nashville - Brentwood               Brentwood TN             --          --             --            --             30
Houston - Westchase                 Westchase TX             --          --             --            --             34
Dallas - Galleria                      Dallas TX          6,113       2,005          6,291            --             25
Dallas - Plano                          Plano TX          5,436       1,518          6,063            --             26
Denver - Lakewood                      Denver CO             --          --             --            --             17
Boston - Braintree                     Boston MA             --          --             --            --             37
Detroit - Ann Arbor                 Ann Arbor MI          5,377         962          6,434            --             30
Orlando - Altamonte Springs           Orlando FL          5,363       1,572          5,615            --             20
Greensboro                         Greensboro NC          4,765       1,004          5,531            --             24
Dallas - North / Richardson            Dallas TX          4,843       1,579          6,098            --             21
Anaheim - South                       Anaheim CA          6,163       1,666          6,922            --             18
Clearwater - St. Petersburg    St. Petersburg FL          4,199         908          4,726            --             17
Baltimore - Airport                 Baltimore MD             --          --             --            --             22
Chicago - Schaumburg               Schaumburg IL          6,109       1,211          7,224            --             25
Chicago - Naperville               Naperville IL          6,200       1,772          7,298            --             30
Chicago - Waukegan                   Waukegan IL          5,806         866          6,837            --             27
St. Louis - Earth City              St. Louis MO          5,683         938          5,922            --             38
Philadelphia - Mt. Laurel          Mt. Laurel NJ          4,891         802          6,618            --             15
Minneapolis                       Minneapolis MN             --          --             --            --             21
Austin - South                         Austin TX             --          --             --            --             30

                                        Gross Amount Carried
                                   at Close of Period 12/31/00(5)
                                  ---------------------------------
                                                                             (2)             (3)
            (1)                              Depreciable                 Accumulated       Date of          Date of
     Candlewood Hotels            Land         Property       Total      Depreciation    Construction     Acquisition
     -----------------            ----       -----------      -----      ------------    ------------     -----------

Wichita                         $     --       $   164       $   164       $      9         May-96          Apr-95
Omaha                                 --           146           146              5         Apr-97          May-96
Denver - Tech Center                  --            45            45              4         Apr-97          Jun-96
Louisville                            --            83            83             11         Jun-97          Sep-96
Cincinnati-Blue Ash                   --            57            57              7         Jun-97          Sep-96
Birmingham                            --            20            20              2         Oct-97          Dec-96
Kansas City                          542         5,413         5,955            652         Oct-97          Dec-96
Norfolk - Hampton                     --            31            31              5         Oct-97          Dec-96
Wichita - Airport                     --            43            43              6         Nov-97          Feb-97
Charlotte - Coliseum                 403         3,812         4,215            454         Dec-97          Feb-97
Detroit - Southfield                  --            25            25              3         Feb-98          Feb-97
Raleigh-Cary                         578         5,262         5,840            490         Apr-98          Feb-97
Philadelphia - Willow Grove           --            52            52              7         Nov-97          Mar-97
Houston - Clear Lake                  --            27            27              4         Dec-97          Mar-97
Knoxville                            566         4,404         4,970            504         Jan-98          Mar-97
Phoenix                               --            77            77             10         Jan-98          Mar-97
Salt Lake City - Airport              --            62            62              9         Jan-98          Mar-97
Salt Lake City - Ft. Union            --            37            37              4         Jan-98          Mar-97
Houston - Loop Central             1,842         5,601         7,443            605         Mar-98          Mar-97
Houston - Town & Country              --            73            73              9         Apr-98          Mar-97
Irvine East - Lake Forest             --            49            49              7         Nov-97          Apr-97
Phoenix-Tempe                         --            45            45              5         Mar-98          May-97
Detroit - Auburn Hills             1,205         6,242         7,447            551         May-98          May-97
Jacksonville                          --            62            62              6         Feb-98          Jun-97
Huntsville                            --            26            26              3         Feb-98          Jun-97
Dallas - Fort Worth                  592         4,701         5,293            500         Mar-98          Jun-97
Detroit - Troy                     1,003         6,293         7,296            562         Jun-98          Jun-97
Miami - Airport                    2,013         7,182         9,195            356         Aug-99          Aug-97
Detroit - Warren                      --            42            42              5         Apr-98          Sep-97
Pittsburgh-Airport                    --            22            22              3         Apr-98          Sep-97
Des Moines                            --            19            19              2         May-98          Sep-97
Irving - Las Colinas                  --            26            26              3         Jun-98          Sep-97
Chicago - Libertyville             1,086         6,782         7,868            605         Jun-98          Sep-97
Austin - Northwest                    --            56            56              6         Jul-98          Sep-97
Somerset                              --            23            23              3         Oct-98          Sep-97
Charlotte-University                  --            39            39              6         Jul-98          Oct-97
Dallas - Arlington                   861         6,401         7,262            558         Aug-98          Oct-97
Irvine - Spectrum                  2,116         6,483         8,599            540         Sep-98          Dec-97
Albuquerque                           --            51            51              4         Sep-98          Dec-97
Nashville - Brentwood                 --            30            30              2         Oct-98          Dec-97
Houston - Westchase                   --            34            34              5         Oct-98          Dec-97
Dallas - Galleria                  2,005         6,316         8,321            532         Oct-98          Dec-97
Dallas - Plano                     1,518         6,089         7,607            498         Oct-98          Jan-98
Denver - Lakewood                     --            17            17              3         Nov-98          Jan-98
Boston - Braintree                    --            37            37              5         Nov-98          Jan-98
Detroit - Ann Arbor                  962         6,464         7,426            503         Nov-98          Feb-98
Orlando - Altamonte Springs        1,572         5,635         7,207            465         Nov-98          Feb-98
Greensboro                         1,004         5,555         6,559            432         Dec-98          Feb-98
Dallas - North / Richardson        1,579         6,119         7,698            444         Jan-99          Feb-98
Anaheim - South                    1,666         6,940         8,606            586         Sep-98          Mar-98
Clearwater - St. Petersburg          908         4,743         5,651            379         Dec-98          Mar-98
Baltimore - Airport                   --            22            22              2         Dec-98          Mar-98
Chicago - Schaumburg               1,211         7,249         8,460            484         Feb-99          Mar-98
Chicago - Naperville               1,772         7,328         9,100            484         Feb-99          Mar-98
Chicago - Waukegan                   866         6,864         7,730            513         Dec-98          Apr-98
St. Louis - Earth City               938         5,960         6,898            386         Mar-99          Apr-98
Philadelphia - Mt. Laurel            802         6,633         7,435            366         Jun-99          Apr-98
Minneapolis                           --            21            21              2         Nov-98          May-98
Austin - South                        --            30            30              4         Dec-98          May-98

                                  SCHEDULE III
                         CANDLEWOOD HOTEL COMPANY, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                                     Costs Capitalized
                                                                     Initial Cost to Company     Subsequent to Acquisition
                                                                     -----------------------     -------------------------

            (1)                                                                  Depreciable                  Depreciable
     Candlewood Hotels              Location         Encumbrances    Land          Property        Land         Property
     -----------------              --------         ------------    ----        -----------       ----       -----------

Atlanta - Gwinnett Place              Atlanta GA          5,646      2,153          5,780            --             25
Columbus - East                      Columbus OH          5,029        620          6,154            --             21
Santa Ana                           Santa Ana CA          3,861      3,254          6,017            --             --
Chicago - Hoffman Estates     Hoffman Estates IL          6,367      1,413          7,278            --              7
Cleveland - North Olmsted           Cleveland OH          7,151      1,455          6,828            --             20
Oklahoma City                   Oklahoma City OK          4,589        779          6,236            --             26
Chicago - O'Hare Airport        Schiller Park IL         10,829      3,766         11,430            --             32
Jersey City                       Jersey City NJ         12,310      3,361         19,656            --             --
Las Vegas                           Las Vegas NV         15,000      5,675         16,912            --              7
Corporate(4)                                             15,000         --          1,530            --          5,069
Acquisition costs for potential sites                                   83            109            --             --
                                                       --------    -------       --------       -------       --------
                                                       $214,575    $52,169       $237,731       $    --       $  7,470
                                                       ========    =======       ========       =======       ========

                                        Gross Amount Carried
                                   at Close of Period 12/31/00(5)
                                  ---------------------------------
                                                                             (2)             (3)
            (1)                              Depreciable                 Accumulated       Date of          Date of
     Candlewood Hotels            Land         Property       Total      Depreciation    Construction     Acquisition
     -----------------            ----       -----------      -----      ------------    ------------     -----------

Atlanta - Gwinnett Place           2,153         5,805         7,958            410         Feb-99          May-98
Columbus - East                      620         6,175         6,795            385         May-99          May-98
Santa Ana                          3,254         6,017         9,271             --         N/A             Jun-98
Chicago - Hoffman Estates          1,413         7,285         8,698            447         Apr-99          Jul-98
Cleveland - North Olmsted          1,455         6,848         8,303            420         Apr-99          Jul-98
Oklahoma City                        779         6,262         7,041            347         Jun-99          Jul-98
Chicago - O'Hare Airport           3,766        11,462        15,228            412         Nov-99          Jul-98
Jersey City                        3,361        19,656        23,017             --         N/A             Sep-98
Las Vegas                          5,675        16,919        22,594            394         Apr-00          Jan-99
Corporate(4)                          --         6,599         6,599          1,542
Acquisition costs for
  potential sites                     83           109           192             --
                                --------      --------      --------       --------
                                $ 52,169      $245,201      $297,370       $ 16,977
                                ========      ========      ========       ========

NOTES:
------

NA - Not applicable

(1) This schedule includes all hotels operated at December 31, 2000, including company-owned hotels and improvements to leased hotels. In addition, the schedule includes all properties under construction at December 31, 2000.

(2) For depreciable property, the Company uses a 40-year estimated life for buildings and components, ten years for furniture and fixtures, and three to five years on computer equipment and software.

(3) Dates of construction represents the date the hotel became fully operational. This date is based on the completed project construction date.

(4) The loan is not collateralized by specific properties and is a general company obligation.

(5) There are no significant differences in the aggregate costs for federal income tax purposes.

The changes in total real estate and depreciable property for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                           2000            1999             1998
                                         --------       ---------        ---------

        Balance, beginning of year       $279,729       $ 234,439        $ 129,882

        Acquisitions                       17,641          67,042          285,172

        Cost of hotels sold                    --         (21,752)        (180,615)
                                         --------       ---------        ---------

        Balance, end of year             $297,370       $ 279,729        $ 234,439
                                         ========       =========        =========

The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                           2000           1999           1998
                                         --------        -------        -------

        Balance, beginning of year       $  8,582        $ 1,907        $ 1,109

        Depreciation expense                8,418          6,752          3,081

        Dispositions and other                (23)           (77)        (2,283)
                                         --------        -------        -------

        Balance, end of year             $ 16,977        $ 8,582        $ 1,907
                                         ========        =======        =======

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

  11.1      Statement re Computation of Per Share Earnings-- not applicable.

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