Form 10-Q
period 2001-03-31
CANDLEWOOD HOTEL CO INC
filed 2001-05-14
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                    Yes  /X/                     No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at May 10, 2001
  --------------------------                   -------------------------
 Common Stock, $.01 par value                      9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2001



                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2001 (unaudited)
               and December 31, 2000                                                 3

          Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000
               (unaudited)                                                           4

          Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000
               (unaudited)                                                           5

          Notes to Consolidated Financial Statements                            6 - 13

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             13 - 25

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                          26


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (In thousands, except par value, stated value, and share data)


-------------------------------------------------------------------------------

                                                                            March 31,
                                                                              2001       December 31,
                                                                           (Unaudited)      2000
                                                                           -----------   ------------
ASSETS
Investment in hotels completed and under construction:
       Hotels completed                                                     $ 265,117     $ 264,896
       Hotels under construction                                               26,151        32,282
       Other costs                                                                243           192
                                                                            ---------     ---------
                                                                              291,511       297,370
       Accumulated depreciation and amortization                              (19,243)      (16,977)
                                                                            ---------     ---------
       Net investment in hotels                                               272,268       280,393
Cash and cash equivalents (including $946 and $945 of restricted
      cash, respectively)                                                      17,239        21,834
Deposits                                                                       26,334        26,334
Accounts and other receivables                                                  5,227         4,912
Investments in joint ventures                                                  13,387        11,467
Other assets                                                                   14,164        14,369
                                                                            ---------     ---------
                Total assets                                                $ 348,619     $ 359,309
                                                                            =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                                 $ 211,550     $ 214,575
Accounts payable and other accrued expenses                                    17,123        21,686
Deferred gain on sale of hotels                                                14,893        15,239
Other liabilities                                                                 857           892
                                                                            ---------     ---------
                Total liabilities                                             244,423       252,392
Redeemable, convertible, cumulative preferred stock ("Series A"), $1,000 stated value, 65,000 shares authorized and outstanding, net of
      offering costs                                                           61,339        61,339
Redeemable, convertible, cumulative preferred stock ("Series B"), $1,000 stated value, 42,000 shares authorized and outstanding, net of
      offering costs                                                           39,350        39,350
Stockholders' equity:
       Common stock, $.01 par value, 100,000,000 shares authorized,
          9,025,000 issued and outstanding                                         90            90
       Additional paid-in capital                                              35,270        35,270
       Accumulated deficit                                                    (31,853)      (29,132)
                                                                            ---------     ---------
                Total stockholders' equity                                      3,507         6,228
                                                                            ---------     ---------
                Total liabilities and stockholders' equity                  $ 348,619     $ 359,309
                                                                            =========     =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (in thousands, except share and per share data)



                                                                        Three-Months Ended
                                                                 --------------------------------
                                                                 March 31, 2001    March 31, 2000
                                                                 --------------    --------------
REVENUES:
Hotel operations                                                  $    31,184       $    30,240
Other income                                                              677               450
                                                                  -----------       -----------
      Total hotel operating revenues                                   31,861            30,690
Deferred gain recognition on sales of hotels                              346               523
                                                                  -----------       -----------
      Total revenues                                                   32,207            31,213
                                                                  -----------       -----------
OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                               17,875            16,965
Corporate operating expenses                                            1,509             1,403
Rent expense on leased hotels                                           6,326             6,259
Hotel opening costs                                                        98                93
Depreciation and amortization                                           2,777             2,551
                                                                  -----------       -----------
      Total operating costs and expenses                               28,585            27,271
                                                                  -----------       -----------
                                                                        3,622             3,942
Interest income                                                           247               232
Interest expense                                                       (4,610)           (3,918)
                                                                  -----------       -----------
      Income (loss) before preferred stock dividends                     (741)              256
Preferred stock dividends                                              (1,979)           (1,995)
                                                                  -----------       -----------
      Net loss available to common stockholders                   $    (2,720)      $    (1,739)
                                                                  ===========       ===========
      Net loss per share of common stock - basic and diluted      $     (0.30)      $     (0.19)
                                                                  ===========       ===========
Weighted average shares outstanding - basic and diluted             9,025,000         9,025,000

===============================================================================
See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)


                                                                             Three Months Ended
                                                                      ---------------------------------
                                                                      March 31, 2001     March 31, 2000
                                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends                      $   (741)          $    256
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                        2,777              2,551
      (Income) Loss from joint ventures                                      167                  -
      Deferred gain recognition on sales of hotels                          (346)              (523)
      Change in:
        Accounts receivable                                                 (315)               (17)
        Other assets                                                        (519)            (2,263)
        Accounts payable and other accrued expenses                       (6,863)            (1,223)
        Deferred gain on sale of hotels                                        -                 (5)
        Other liabilities                                                    (35)              (108)
                                                                        --------           --------
           Net cash used in operating activities                          (5,875)            (1,332)
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in hotels completed and under construction                          2,023             (9,330)
Change in site acquisition costs                                             400                  -
Purchase of intangible assets                                                  -                 (1)
                                                                        --------           --------
           Net cash provided by (used in) investing activities             2,423             (9,331)
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                                  2,957             10,286
Payments on mortgages and notes payable                                   (2,121)              (305)
Preferred stock dividends                                                 (1,979)            (1,995)
Other liabilities                                                              -                (73)
                                                                        --------           --------
           Net cash provided by (used in) financing activities            (1,143)             7,913
                                                                        --------           --------

Net decrease in cash and cash equivalents                                 (4,595)            (2,750)
Cash and cash equivalents at beginning of period                          21,834             18,624
                                                                        --------           --------
Cash and cash equivalents at end of period                              $ 17,239           $ 15,874
                                                                        ========           ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                  $  5,414           $  4,879
                                                                        ========           ========

===============================================================================
See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Summary of Significant Accounting Policies

A.   Organization and Basis of Presentation

          The Company's current business of owning, operating, franchising, managing and developing extended-stay hotels originated in November 1995, with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). The Company was incorporated in the State of Delaware in August 1996, and in November 1996, the Company succeeded to the business of Candlewood LLC and completed an initial public offering of its common stock (collectively, the "Reorganization").

          The accompanying unaudited consolidated financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the Reorganization, and various wholly-owned LLCs which own or lease certain hotels. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments and including eliminations of all significant intercompany transactions and accounts) which the Company believes are necessary for the fair presentation of the Company's financial position and results of operations. The condensed consolidated balance sheet data at December 31, 2000, was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We were required to adopt the new Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

F.   Intangible Assets

          Intangible assets include ownership rights, title and interest in the Candlewood Hotel name and logo and costs for patents and trademarks. These assets are being amortized using the straight-line method over a period of twenty years and are included in other assets on the accompanying consolidated balance sheets.

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

J.   Opening and Organization Costs

          Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training hotel personnel, such as travel, compensation and relocation. Organization costs relate to the formation of the Company and Subsidiaries. Such costs are expensed as incurred.

K.   Investments in Joint Ventures

          The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity that are accounted for under the equity method of accounting. As of March 31, 2001, the Company had $13.4 million invested in these joint ventures, of which $2.5 million (in non-cash transactions, net of $3.9 million of debt) was contributed during the quarter ended March 31, 2001. The difference between the amount at which the investment is carried in the Company's accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of March 31, 2001, this amount was approximately $3.9 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended March 31, 2001 and 2000, equity income (loss) in joint ventures of $45,000 and $0, respectively, was recorded before amortization of the carrying value difference of $212,000 and $0, respectively. These amounts are included in other income on the accompanying consolidated statements of operations. Additionally, during the quarter ended March 31, 2001, the Company received distributions from its joint ventures of $400,000.

     The Company has one joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual in which it has a 50% ownership. Hotel operations for the joint venture commenced in April 2000, and as of March 31, 2001, the Company operated seven hotels and had one additional hotel under construction pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. As of March 31, 2001, this amount was estimated at approximately $4.3 million. As of March 31, 2001, Boston Capital and Mass Mutual had not required the Company to increase its capital contribution, although they may require the Company to do so in the future. The Company is otherwise in compliance with the terms of the joint venture agreement. The Company will continue to identify and evaluate potential joint venture sites with these partners. The following is unaudited condensed financial information for the joint venture as of March 31, 2001 and March 31, 2000:

-------------------------------------------------------------------------------
 As of March 31,                                   2001            2000
--------------------------------------------------------------------------------
(In thousands)
Hotels completed and under construction          $78,201          $34,814
Other assets                                       5,074            2,751
                                                 -------          -------
Total assets                                     $83,275          $37,565
                                                 =======          =======
Total development liabilities                    $74,991          $30,388
Total equity                                       8,284            7,177
                                                 -------          -------
Total liabilities and equity                     $83,275          $37,565
                                                 =======          =======

------------------------------------------------------------------------------
Three months ended March 31,                      2001
------------------------------------------------------------------------------
(In thousands)
Total revenue                                     $4,534
Hotel operating expenses                           2,217
Hotel opening costs                                   92
Depreciation and amortization                        659
Interest expense                                   1,370
                                                  ------
Net pre-tax income                                $  196
                                                  ======

L.   Segment Reporting

          The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments for the three months ended March 31, 2001 and March 31, 2000 is as follows:

Three months ended March 31, 2001
-------------------------------------------------------------------------------------------------
(In thousands)                                    Operation of          Sale of
                                                     Hotels              Hotels            Total
                                                  ------------          --------        ---------
Revenues from external customers                    $ 31,861            $    -          $ 31,861
Interest expense                                       4,610                 -             4,610
Depreciation expense                                   2,601                 -             2,601
Segment profit                                         5,059               346             5,405
Hotels assets:
   Hotels completed and under construction           291,268                 -           291,268
   Trade accounts receivable                           2,537             2,274             4,811

Three months ended March 31, 2000
-------------------------------------------------------------------------------------------------
(In thousands)                                    Operation of          Sale of
                                                     Hotels              Hotels            Total
                                                  ------------          --------        ---------
Revenues from external customers                    $ 30,690            $    -          $ 30,690
Interest expense                                       3,918                 -             3,918
Depreciation expense                                   2,367                 -             2,367
Segment profit                                         5,099               523             5,622

Hotels assets:
   Hotels completed and under construction           279,977                 -           279,977
   Trade accounts receivable                           2,223             2,141             4,364

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

Note 2:  Mortgages and Notes Payable

     As of March 31, 2001, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 30 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (8.61% to 9.53% as of March 31, 2001). Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and provides for two 12-month extension periods. Maturity dates currently range from September 2001 to September 2003. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At March 31, 2001, $172.9 million was outstanding under these 30 building loan agreements.

     The Company has entered into loan agreements with various local and regional banks for financing on three of the Company's hotels. Each of the agreements was entered into by wholly-owned subsidiaries of the Company that own the related hotel and land. Interest on the loans is payable monthly, in arrears, beginning on the first full calendar month after the date of each agreement. Interest payments are calculated monthly at either a fixed or variable rate per annum depending on the note. As of March 31, 2001, interest on the loans ranged from 7.73% to 11.50% with maturity dates ranging from May 2001 to March 2004. Principal amortization payments are made monthly and based on terms ranging from 20 to 25 years. These payments will continue until maturity. Each of the loans may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on the original amortization term. Amounts borrowed under the loans are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to the bank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At March 31, 2001, $23.7 million was outstanding under these notes.

     The Company had $15.0 million in unsecured indebtedness outstanding as of March 31, 2001, with Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotels Corporation ("Doubletree"), evidenced by two promissory notes. Interest is payable quarterly at 15%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001 and July 2002, respectively.

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

     The Company intends to extend the maturity dates of all notes coming due in 2001, under current terms of the notes, or refinance such notes in the ordinary course of business. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" and - "Special Note Regarding Forward Looking Statements."

Note 3:  Redeemable, Convertible, Cumulative Preferred Stock

General

     The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At March 31, 2001, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

     Series A Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Preferred Stock is required to be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

     Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Series B Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock is required to be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

     In total, the Company has sold $260.9 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note 1). The Company recognized approximately $346,000 of deferred gain in income in the quarter ended March 31, 2001, compared to $523,000 in the quarter ended March 31, 2000. In total, the Company has recognized $4.4 million of deferred gain in income. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

     Candlewood owns, operates, franchises, manages and develops Candlewood Suites hotels to serve mid-market extended-stay business travelers. At the end of 2000, we had a total of 72 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 17 franchised hotels located in 32 states. At March 31, 2001, we had a total of 74 company-operated hotels, two managed hotels and 19 franchised hotels located in 32 states. In addition, at March 31, 2001, we had one company-owned hotel, one joint venture hotel and seven franchise hotels under construction. The joint venture hotel under construction at March 31, 2001 is being constructed pursuant to the development agreement with Boston Capital and Mass Mutual.

     Our overall results of operations and financial position are significantly influenced by our development activity. We divide our hotel development activities into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites by Candlewood. The following tables set forth our property portfolio and hotel development, respectively, at March 31, 2001 and March 31, 2000:

                 Number of Hotels                 Number of Rooms
                      March 31,                      March 31,
                 ----------------                ----------------
                  2001      2000     Increase     2001      2000     Increase
                 ------    ------    --------    ------    ------    --------
Owned                32        32          -      3,971     3,810        161
Leased               34        34          -      3,893     3,893          -
Managed               2         2          -        179       179          -
Joint Venture         8         -          8      1,035         -      1,035
Franchised           19        11          8      2,110     1,240        870
                 ------    ------     ------     ------    ------     ------
     Total           95        79         16     11,188     9,122      2,066

                                            March 31,
                                        ---------------
                                                             Increase/
                                        2001       2000      (Decrease)
                                        ----       ----      ----------
              Open Hotels
                Owned                    32         32          -
                Leased                   34         34          -
                Managed                   2          2          -
                Joint Venture             8          -          8
                Franchised               19         11          8
                                        ---        ---        ---
              Total                      95         79         16

              Under Construction
                Owned                     1          1          -
                Leased                    -          -          -
                Managed                   -          -          -
                Joint Venture             1          7         (6)
                Franchised                7          6          1
                                        ---        ---        ---
              Total                       9         14         (5)


      We opened two joint venture and two franchised hotels in the first quarter of 2001 in the following areas:

          Joint venture:

                         o    Orange County, California

                         o    East Lansing, Michigan

          Franchised:

                         o    Topeka, Kansas

                         o    Raleigh, North Carolina

     Our consolidated statements of operations includes revenues and expenses for only those hotels which are operated by consolidated subsidiaries of Candlewood Hotel Company, Inc. (owned and leased hotels). We refer to these hotels collectively as our corporate hotels. Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our hotel operations revenues or expenses. Franchise fees, royalty fees, management fees, equity income from investment in joint ventures and other fees received from franchise and joint venture hotels are included in other income in our consolidated statements of operations.

     Our results of operations are dependent upon our revenue per available room (RevPAR) which is a factor of occupancy and room rate. We intend to focus on increasing occupancy levels at each of our newly opened hotels until such time as the occupancy levels reach stabilization. Once occupancy levels stabilize at a corporate hotel, we review the daily pricing rates of that hotel. We believe that this practice is a prevailing standard in the U.S. lodging industry. Traditionally, the overall occupancy rate for our corporate hotels has been negatively impacted by the lower occupancy typically experienced during the ramp-up period for newly opened facilities. This negative impact on occupancy is expected to diminish as the ratio of new property openings during a period to total properties in operation at the end of the period decreases.

     In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels from HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. The transactions were closed in stages, beginning in 1997 and ending in early 1999. The results from operations for 2001 and 2000 reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. Under generally accepted accounting principles, the gain must be deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 4 to Consolidated Financial Statements. We will continue to evaluate the potential for future sale-leaseback transactions.

     As of March 31, 2001, we managed two hotels, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof.

     We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. At March 31, 2001, we had 24 signed franchise agreements for hotels not yet under construction. These contracts provide for a variety of conditions and may never result in the opening of a hotel. Additionally, we are actively marketing management contracts to existing and prospective franchisees to utilize our management experience and expertise to manage their hotels. We intend to continue to pursue select hotel development opportunities, however, we can make no assurance that we will be able to develop hotels in 2001.

RESULTS OF OPERATIONS

Comparison of fiscal quarters ended March 31, 2001 and March 31, 2000

     Hotel Operations

     Hotel Operations Revenue

     For the quarter ended March 31, 2001, hotel operations revenue for corporate hotels totaled $31.2 million, compared to $30.2 million for the quarter ended March 31, 2000. Hotel operations revenue includes room revenue and other revenue (e.g., guest telephone and sales of products from the Candlewood cupboard). The increase in revenue reflects the increased revenue generated by hotels that had completed or were near completion of their ramp-up phase. The following table sets forth the operating statistics for corporate hotels for the three months ended March 31, 2001 and March 31, 2000:

                                       For the three months ended
                                               March 31,
                                       --------------------------
                                         2001       2000      Change
                                       -------     ------     ------
  Occupancy                              72.1%       75.5%      (3.4)%
  Average Daily Rate                   $ 59.16    $ 55.64     $ 3.52
  Revenue per available room           $ 42.67    $ 42.02     $ 0.65

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 72.1% for the quarter ended March 31, 2001, compared to 75.5% for the quarter ended March 31, 2000. Occupancy in the first quarter was negatively influenced by the effect of the slowing economy on our customers' businesses. Overall, the decrease in occupancy was experienced in both short and long-term stays, but was particularly prevalent in our long-term stays, which we consider to be stays of seven or more nights. As customers reduced expenses and postponed capital expenditure outlays, we lost some of our lower price-point long-term stay business. In the short-term (six months or less), we expect our long-term stay business to continue to be price sensitive. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue. We cannot predict whether current occupancy levels and room rates can be maintained.

     The average daily room rate for corporate hotels for the quarter ended March 31, 2001 was $59.16, compared to $55.64 for the quarter ended March 31, 2000. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The increase in average daily rate was primarily due to the higher proportion of short-term stays (six nights or less) which are charged at a higher daily rate. Other factors that influence average daily room rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations.

     Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $42.67 for the quarter ended March 31, 2001, compared to $42.02 for the quarter ended March 31, 2000.

     Future occupancy and room rates may be impacted by a number of factors including:

     o    the number and geographic location of new hotels;

     o    the season in which new hotels open;

     o    competition;

     o    market acceptance of our hotels;

     o    general economic conditions; and

     o    the profitability of the businesses' of our core customers.

     We consider a property to have completed its ramp-up phase somewhere between six and twelve months following hotel opening. The ramp-up phase is dependent on the supply and demand characteristics of individual markets as well as the effectiveness of our local sales efforts. We had 65 corporate hotels open as of December 31, 1999. The following table sets forth the performance of these hotels for the quarters ended March 31, 2001 and March 31, 2000, respectively:

                                       For the three months ended
                                               March 31,
                                       ---------------------------
                                          2001           2000         Change
                                       ----------     ---------      ---------
   Number of hotels                          65             65             -
   Average age (in months as of
      January 1, 2001 and 2000)            30.1           18.1            12
   Occupancy                               71.4%          75.6%         (4.2)%
   Average Daily Rate                    $ 59.42        $ 55.56      $  3.86
   Revenue per available room            $ 42.40        $ 42.01      $  0.39

     The average occupancy rate for the 65 corporate hotels open as of December 31, 1999 decreased 4.2 occupancy points in the first quarter of 2001 to 71.4%, compared to 75.6% for the same quarter in 2000. The decrease was due in large part to the decrease in our long-term stay business. The average daily rate increased $3.86 or 6.9% in the first quarter of 2001 compared to the first quarter of 2000. This increase is the result of the higher proportion of short-term stay business, which is charged at a higher daily rate. Revenue per available room increased to $42.40 in the first quarter of 2001, compared to $42.01 in the first quarter of 2000, as a result of the increase in the average daily rate.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended March 31, 2001 totaled $17.9 million, compared to $17.0 million for the quarter ended March 31, 2000. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to the full quarter impact of the hotel opened in the first quarter of 2000, the variable nature of certain hotel operating expenses, increased wages, and general economic wage and price increases.

     Rent Expense on Leased Hotels

     Rent expense on the 34 leased hotels for the quarter ended March 31, 2001 was $6.3 million, unchanged from the quarter ended March 31, 2000. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis.

     Hotel Opening Costs

     Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. Opening costs for the quarter ended March 31, 2001 totaled $98,000, compared to $93,000 for the quarter ended March 31, 2000.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended March 31, 2001, totaled $2.6 million, compared to $2.4 million for the quarter ended March 31, 2000. This increase in depreciation and amortization expense was a result of the full quarter impact of the hotel opened in the first quarter of 2000. This hotel was built in a higher priced, primary market where construction costs are higher. For both 2001 and 2000, depreciation and amortization expense does not reflect any expense for properties sold in the sale leaseback transactions. In accordance with generally accepted accounting principles, we do not depreciate assets held for sale. As of March 31, 2000 and March 31, 1999, we had no assets which were held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

     Corporate Operations

     Other Income

     Other income for the quarter ended March 31, 2001 totaled $677,000, compared to $450,000 for the quarter ended March 31, 2000. Other income consists primarily of royalty fees (revenue-based fees received over the life of the franchise agreement), franchise fees (a one-time fee received upon execution of a signed franchise agreement), management fees and joint venture equity income. Equity income represents our share of the profits of unconsolidated joint venture hotels. Franchise fee income (including application and royalty fees) for the quarter ended March 31, 2001 totaled $555,000, compared to $399,000 for the quarter ended March 31, 2000. The growth in royalty fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. We had 19 franchised hotels (excluding the Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel) open as of March 31, 2001, compared to 11 at March 31, 2000. The seven Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel (classified as joint venture hotels in our property table) are Candlewood franchise hotels that we manage. As a result, we receive royalty fees, management fees and equity income from these hotels. The first of these hotels did not open until April 2000. Management fee income for the quarter ended March 31, 2001 totaled $290,000, compared to $51,000 for the quarter ended March 31, 2000. The increase in management fee income was due to the management fees received from the seven Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel. For the quarter ended March 31, 2001, we recorded a loss of $167,000 on our joint venture hotels, compared to $0 for the quarter ended March 31, 2000.

     We did not sell any hotels during the quarter ended March 31, 2001; however, we recognized $346,000 of the deferred gain on hotels that were previously sold. For the quarter ended March 31, 2000, we recognized $523,000 of the deferred gain on hotels sold.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended March 31, 2001 totaled $1.5 million, compared to $1.4 million for the quarter ended March 31, 2000, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 2001 is a result of the accounting treatment afforded certain internal personnel costs related to the development and installation of the new field property management system in 2000. Pursuant to accounting Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", certain specific personnel costs were capitalized to the field property management system. This project was completed in the third quarter of 2000 and the costs of these personnel have since been recorded as an expense.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended March 31, 2001 totaled $176,000, compared to $184,000 for the quarter ended March 31, 2000. Depreciation and amortization reflects depreciation of the leasehold improvements and furnishings purchased in 1999 for the new corporate office, and depreciation of the financial system hardware, software and peripheral equipment purchased in 1999. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights and trademarks) is computed using the straight-line method over a period of twenty years.

     Interest Income and Expense

     Interest income for the quarter ended March 31, 2001 was $247,000, compared to $232,000 for the quarter ended March 31, 2000. Interest income for the quarters ended March 31, 2001 and March 31, 2000, resulted primarily from the temporary investment of cash provided by operations.

     Interest expense, net of capitalized interest, for the quarter ended March 31, 2001 was $4.6 million, compared to $3.9 million for the quarter ended March 31, 2000. The increase for the quarter ended March 31, 2001 is largely due to the increased level of debt and fewer projects under construction, thereby reducing the amount of interest capitalized.

     Sales of Hotels

     We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the quarters ended March 31, 2001 and March 31, 2000. The following table sets forth the rent expense and earnings related to our leased hotels for the quarters ended March 31, 2001 and March 31, 2000 (in thousands):


                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                  2001            2000
                                                ------          ------
         Rent expense on leased hotels          $6,326          $6,259
         Gain recognized into earnings          $  346          $  523

Liquidity and Capital Resources

     We had cash and cash equivalents of $17.2 million at March 31, 2001, compared to $15.9 million at March 31, 2000. Net cash used in operating activities totaled $5.9 million for the quarter ended March 31, 2001, compared to $1.3 million for the quarter ended March 31, 2000. Uses of cash for the quarter ended March 31, 2001 consisted primarily of a $741,000 loss from operations and a $6.9 million decrease in accounts payable and other accrued expenses. Sources of cash for the quarter ended March 31, 2001 consisted primarily of $2.8 million of non-cash depreciation and amortization expense. For the quarter ended March 31, 2000, uses of cash consisted primarily of a $2.3 million increase in other assets and a $1.2 million decrease in accounts payable and other accrued expenses. The primary sources of cash for the quarter ended March 31, 2000 were $256,000 of net income from operations and $2.6 million of non-cash depreciation and amortization expense.

     Net cash provided by investing activities for the quarter ended March 31, 2001 totaled $2.4 million, compared to $9.3 million of net cash used in investing activities for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, sources of cash provided by investing activities resulted from the reimbursement from the Boston Capital joint venture for assets contributed to the venture in excess of our equity requirement and cash distributions from the joint venture. For the quarter ended March 31, 2000, net cash used in investing activities consisted of expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, investment in joint venture hotels, and acquisition costs for potential development sites.

     For the quarter ended March 31, 2001, net cash used in financing activities was $1.1 million, compared to $7.9 million of net cash provided by financing activities for the quarter ended March 31, 2000. Net cash used in financing activities during the quarter ended March 31, 2001 included $2.1 million of principal payments on notes payable and $2.0 million of preferred stock dividend payments, partially offset by $3.0 million of proceeds from mortgages and notes payable. The principal payments on notes payable related primarily to payments made to extend notes which matured during the first quarter of 2001. For the quarter ended March 31, 2000, net cash provided by financing activities consisted of $10.3 million in proceeds from mortgages and notes payable, partially offset by $305,000 of principal payments on notes payable and $2.0 million of preferred stock dividend payments.

     At March 31, 2001, we had one company-owned hotel under construction (Jersey City, New Jersey) with a total estimated cost (including capitalized interest) of approximately $26.5 million. We have an $18.0 million construction loan to develop this hotel which matures in September 2003 and bears interest at LIBOR plus 4.25% (9.53% as of March 31, 2001). Under terms of the financing, our total equity requirement for this hotel is $6.7 million, $5.5 million of which had been funded as of March 31, 2001. As of March 31, 2001, we had incurred costs (including capitalized interest) of approximately $26.4 million on this hotel.

     We had one hotel under construction at March 31, 2001 as part of our joint venture development agreement with Boston Capital Institutional Advisors and Mass Mutual in Clarkstown, New York. The total estimated cost of construction (including capitalized interest) for this hotel is $11.5 million. Our total equity requirement per the loan agreement for this hotel is $2.3 million, $1.1 million of which had been funded as of March 31, 2001. As of March 31, 2001, approximately $10.5 million had been incurred on this hotel. These costs include land acquisition costs, building costs (including capitalized interest), deposits and fees for surveys, legal services, environmental studies, and architectural drawings.

     Under the terms of the agreement with Boston Capital and Mass Mutual, if we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to existing joint venture hotels by up to 5% of the estimated total costs. As of March 31, 2001, we had only eight hotels open or under construction and the additional capital contribution amount was estimated at approximately $4.3 million. As of May 11, 2001, Boston Capital and Mass Mutual had not required us to increase our capital contribution, although they may require us to do so in the future. We are otherwise in compliance with the terms of the joint venture agreement. We will continue to identify and evaluate potential joint venture sites with these partners.

     We currently have borrowed a total of $211.6 million from various credit institutions (GMAC and regional/local banks) and Hilton Hotels Corporation (Doubletree) in connection with the development of

Candlewood hotels. The maturity dates for these loans range from May 2001 to March 2004 with interest rates which range from 7.73% to 11.50% on non-Doubletree loans ($196.6 million) to a fixed 15.0% on the Doubletree loan ($15.0 million). Approximately $42.4 million and $110.8 million of the total debt matures in 2001 and 2002, respectively. We currently do not have sufficient cash available to pay off the principal amount of these loans. Pursuant to the terms of the agreements we have with these lenders (except for Hilton), each loan provides for an extension period. We plan to evaluate each loan based on a number of factors including hotel performance, interest rate, secondary market considerations and corporate strategy to determine if we will seek an extension or refinancing. We cannot provide any assurance that we will be able to extend the maturity dates of our indebtedness beyond the extension periods provided for in our debt agreements, extend or refinance any of our indebtedness on terms acceptable to us, or at all. In regards to the Doubletree debt, the first installment of $12.5 million matures in November 2001. We are in discussions with Hilton to negotiate an extension on this debt. As consideration for securing an extension, we may be required to pay down a portion of the debt at or prior to the original maturity date. We are unable to assure that we will be able to extend the maturity date of the Doubletree debt or that permanent financing will be available to us on acceptable terms, or at all. In addition, as of March 31, 2001, we have guaranteed approximately $54.5 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from October 2002 to December 2007. This debt is not included in our consolidated financial statements.

     Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to the Stated Value of the Series A ($65.0 million) and Series B ($42.0 million) Preferred Stock plus unpaid dividends. The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly and in preference to any dividend on our Common Stock. These payments are approximately $2.0 million per quarter. We have not paid dividends on our Common Stock. We currently do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. After payment of dividends on the Series A and Series B Preferred Stock, we intend to retain any future earnings for reinvestment in the development and expansion of our business.

     We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for development of projects currently under construction, payment of preferred dividends and operations through December 2001. We will be required to invoke contractual extensions or refinance a significant amount of debt that is scheduled to mature during 2001. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would require additional capital. We continue to consider a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to build or acquire additional hotels. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

Quantitative and Qualitative Disclosure of Market Risk

     Our earnings are affected by changes in interest rates as the majority of our outstanding indebtedness is at variable rates based on prime and LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance effected by LIBOR at March 31, 2001, would change by approximately $20,000. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at March 31, 2001, would change by approximately $1,000.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. We adopted the new Statement effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of our minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

     We have Never Been Profitable. At March 31, 2001, we operated 74 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

          o the inability to maintain high occupancy rates or to attract guests for extended-stays;

          o    the inability to achieve expected nightly rates;

          o    the inability to operate the hotels at expected expense levels;

          o    the ability to attract and retain quality personnel; and

          o liability for accidents and other events occurring at hotel properties.

If we are unable to efficiently and effectively operate our hotels, we may never be profitable.

     We May be Unable to Service or Repay our Debt Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends will depend upon our ability to generate capital in the future. We cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations as they become due. In addition, we may need to refinance all or a portion of our indebtedness on or before the maturity date. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt obligations or preferred stock could have a material adverse effect on our business and results of operations. See - "Liquidity and Capital Resources."

     Adverse Economic Conditions May Negatively Impact Our Occupancy Rates and Results of Operations. Since our core customers are extended-stay business travelers, moderate or severe economic downturns or adverse economic conditions negatively affect our operations. These economic conditions may be widespread or isolated to one or more geographic regions. Economic downturns generally cause a decline in the occupancy rates of our hotels as our core customers limit their extended-stay travel. Decreases in our occupancy rates result in a decrease in our operating revenue. In addition, as our occupancy rates decrease, we expect that competition will increase and that the average daily room rate of our hotels will be negatively impacted. As a result, recessions or other general economic conditions may have a negative impact on our results of operations and financial condition.

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

               o unavailability of financing to Candlewood or to potential franchisees on favorable terms, or at all;

               o delays in completion of construction of franchised or developed hotels;

               o    termination of signed franchise and development agreements;

               o incurring substantial costs if we abandon a franchising or development project prior to completion;

               o our or a franchisee's failure to obtain all necessary zoning and construction permits;

               o competition for suitable development sites from our competitors, some of whom may have greater financial resources than Candlewood;

               o    our actual costs exceeding budgeted or contracted amounts;
                    and

               o our developed properties not achieving desired revenue or profitability levels once opened.

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

               o    changes in the availability, cost and terms of financing;

               o    the ongoing need for capital improvements;

               o    changes in operating expenses;

               o    changes in real property tax rates;

               o    changes in governmental rules and policies;

               o    the impact of present or future environmental laws;

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

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CANDLEWOOD HOTEL COMPANY, INC.



Date:   May 10, 2001               By:  /s/ Jack P. DeBoer
                                        ----------------------------
                                        Jack P. DeBoer, Chairman
                                        and Chief Executive Officer



Date:   May 10, 2001               By:  /s/ Warren D. Fix
                                        ----------------------------
                                        Warren D. Fix, Executive Vice President
                                        and Chief Financial Officer

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

  3.4     Certificate of Amendment of Certificate of Designations of Series A
          Preferred Stock. (8)

  3.5     Certificate of Designations, Preferences and Relative, Participating,
          Optional and Other Special Rights of Preferred Stock and
          Qualifications, Limitations and Restrictions Thereof of Series B
          Cumulative Convertible Preferred Stock of Candlewood Hotel Company,
          Inc. (8)

  4.1     Specimen Certificate of Common Stock. (1)

  4.2     Form of Warrant. (7)

  4.3     Amended and Restated Stockholders Agreement dated as of July 10, 1998.
          (8)

 10.1     Form of Indemnification Agreement for Executive Officers and
          Directors. (4)

 10.2     Indemnification Agreement Schedule. (9)

 10.3     1996 Equity Participation Plan and Form of Stock Option Agreements.
          (4)

 10.4     First Amendment to the 1996 Equity Participation Plan effective as of
          May 18, 1998. (9)

 10.5     Employment Agreement between Candlewood Hotel Company, Inc. and Jack
          P. DeBoer dated as of September 1, 1996. (1)

 10.6     Credit Facility Agreement between Candlewood Hotel Company, Inc. and
          Doubletree Corporation dated as of November 11, 1996. (2)

 10.7     Subordinated Promissory Note from Candlewood Hotel Company, Inc. to
          Doubletree Corporation dated as of November 11, 1996. (2)

 10.8 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (3)

 10.9     Amended and Restated Registration Rights Agreement dated as of July
          10, 1998. (8)

 10.10 Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (5)

 10.11 First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto. (9)

 10.12 Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT. (5)

 10.13 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (5)

 10.14    Guaranty Agreement, dated as of December 24, 1997, by Candlewood
          Hotel Company, Inc. for the benefit of HPTCW and HPT. (5)

 10.15    Stock Pledge Agreement, dated as of December 24, 1997, by Candlewood
          Hotel Company, Inc. for the benefit of HPTCW. (5)

 10.16 Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (6)

 10.17    First Amendment to Purchase and Sale Agreement, Agreement to Lease,
          Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2,
          Inc., HPT and HPT CW II. (9)

 10.18    Second Amendment to Purchase and Sale Agreement, Agreement to Lease,
          Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2,
          Inc., HPT and HPT CW II. (7)

Exhibit
   No.   Description
-------  -----------

 10.19 Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc.,
          Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto. (9)

 10.20 Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT. (6)

 10.21 Lease Agreement, dated as of May 21, 1998, by and between HPTCW, as landlord, and Candlewood Leasing No. 2, Inc., as tenant. (6)

 10.22    Guaranty Agreement, dated as of May 14, 1998, by Candlewood Hotel
          Company, Inc. for the benefit of HPTCW and HPT. (6)

 10.23    Stock Pledge Agreement, dated as of May 27, 1998, by Candlewood Hotel
          Company, Inc. for the benefit of HPTCW. (6)

 10.24    Securities Purchase Agreement dated as of September 30, 1998. (8)

 10.25    Lease Agreement dated April 30, 1998 by and between Candlewood Hotel
          Company, Inc. and Vantage Point Properties, Inc. (9)

 11.1     Statement re Computation of Per Share Earnings -- not applicable.

---------------
(1) Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.'s Registration Statement on Form S-1 (Registration No. 333-12021).

(2) Incorporated by reference from Candlewood Hotel Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed on October 8, 1997.

(4) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(5) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed January 7, 1998.

(6) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed June 9, 1998.

(7) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 6, 1998.

(8) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 10, 1998.

(9) Incorporated by reference from Candlewood Hotel Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.