Form 10-Q
period 2001-06-30
CANDLEWOOD HOTEL CO INC
filed 2001-08-13
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

            Class                                 Outstanding at August 10, 2001
----------------------------                      ------------------------------
Common Stock, $.01 par value                             9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2001

                                      INDEX

                                                                          PAGE
                                                                          ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 2001 (unaudited)
              and December 31, 2000                                            3

          Consolidated Statements of Operations for the three and
              six-months ended June 30, 2001 and June 30, 2000
              (unaudited)                                                      4

          Consolidated Statements of Cash Flows for the
              six-months ended June 30, 2001 and June 30, 2000
              (unaudited)                                                      5

          Notes to Consolidated Financial Statements                      6 - 13

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        14 - 26

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                   27

Item 6.   Exhibits and Reports on Form 8-K                                    27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (In thousands, except par value, stated value, and share data)

                                                                              June 30, 2001      December 31,
                                                                               (Unaudited)          2000
                                                                                ---------         ---------

ASSETS
Investment in hotels completed and under construction:
      Hotels completed                                                          $ 261,287         $ 264,896
      Hotels under construction                                                        --            32,282
      Hotels held for sale                                                         28,860                --
      Other costs                                                                     267               192
                                                                                ---------         ---------
                                                                                  290,414           297,370
      Accumulated depreciation and amortization                                   (20,430)          (16,977)
                                                                                ---------         ---------
      Net investment in hotels                                                    269,984           280,393

Cash and cash equivalents (including $954 and $945 of restricted
     cash, respectively)                                                           16,564            21,834
Deposits                                                                           26,334            26,334
Accounts and other receivables                                                      5,665             4,912
Investments in joint ventures                                                      13,714            11,467
Other assets                                                                       15,862            14,369
                                                                                ---------         ---------

              Total assets                                                      $ 348,123         $ 359,309
                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                                     $ 212,408         $ 214,575
Accounts payable and other accrued expenses                                        17,290            21,686
Deferred gain on sale of hotels                                                    14,547            15,239
Other liabilities                                                                     757               892
                                                                                ---------         ---------
              Total liabilities                                                   245,002           252,392

Redeemable, convertible, cumulative preferred stock ("Series A"),
     $1,000 stated value, 65,000 shares authorized and outstanding,
     net of offering costs                                                         61,339            61,339
Redeemable, convertible, cumulative preferred stock ("Series B"), $1,000 stated value, 42,000 shares authorized and outstanding, net of
     offering costs                                                                39,350            39,350

Stockholders' equity:
      Common stock, $.01 par value, 100,000,000 shares authorized,
        9,025,000 issued and outstanding                                               90                90
      Additional paid-in capital                                                   35,270            35,270
      Accumulated deficit                                                         (32,928)          (29,132)
                                                                                ---------         ---------
              Total stockholders' equity                                            2,432             6,228
                                                                                ---------         ---------

              Total liabilities and stockholders' equity                        $ 348,123         $ 359,309
                                                                                =========         =========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (In thousands, except share and per share data)

                                                         For the Quarter Ended                 For the Six-Months Ended
                                                    -------------------------------         -------------------------------
                                                     June 30,             June 30,            June 30,            June 30,
                                                        2001                2000                2001                2000
                                                    -----------         -----------         -----------         -----------

REVENUES:
Hotel operations                                    $    33,369         $    33,840         $    64,553         $    64,080
Other income                                              1,068                 747               1,745               1,197
                                                    -----------         -----------         -----------         -----------
     Total hotel operating revenues                      34,437              34,587              66,298              65,277
Deferred gain recognition on sales of hotels                346                 514                 692               1,037
                                                    -----------         -----------         -----------         -----------
     Total revenues                                      34,783              35,101              66,990              66,314

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                 18,270              17,256              36,145              34,221
Corporate operating expenses                              1,866               1,553               3,375               2,956
Rent expense on leased hotels                             6,335               6,299              12,661              12,558
Hotel opening costs                                         132                  20                 230                 113
Depreciation and amortization                             2,853               2,612               5,630               5,163
                                                    -----------         -----------         -----------         -----------
     Total operating costs and expenses                  29,456              27,740              58,041              55,011
                                                    -----------         -----------         -----------         -----------
                                                          5,327               7,361               8,949              11,303

Interest income                                             134                 267                 381                 499
Interest expense                                         (4,514)             (4,614)             (9,124)             (8,532)
                                                    -----------         -----------         -----------         -----------
     Income before preferred stock
         dividends                                          947               3,014                 206               3,270

Preferred stock dividends                                (2,000)             (1,996)             (3,979)             (3,991)
                                                    -----------         -----------         -----------         -----------
     Net income (loss) available to common
         stockholders                               $    (1,053)        $     1,018         $    (3,773)        $      (721)
                                                    ===========         ===========         ===========         ===========

Net income (loss) per share of common
     stock - basic and diluted                      $     (0.12)        $      0.11         $     (0.42)        $     (0.08)
                                                    ===========         ===========         ===========         ===========

Weighted average shares outstanding -
     basic and diluted                                9,025,000           9,025,000           9,025,000           9,025,000
                                                    ===========         ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In thousands)

                                                                       Six-Months Ended
                                                                 ------------------------------
                                                                 June 30, 2001    June 30, 2000
                                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before preferred stock dividends                         $    206         $  3,270
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                     5,630            5,163
     Loss from joint ventures                                            281               54
     Deferred gain recognition on sales of hotels                       (692)          (1,037)
     Change in:
       Accounts receivable                                              (753)            (389)
       Other assets                                                   (2,523)          (3,796)
       Accounts payable and other accrued expenses                    (4,835)           1,195
       Deferred gain on sale of hotels                                    --                6
       Other liabilities                                                (135)            (125)
                                                                    --------         --------
         Net cash provided by (used in) operating activities          (2,821)           4,341
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in hotels completed and under construction                     (1,339)         (10,763)
Distributions from joint ventures                                      1,250               --
Purchase of intangible assets                                            (52)              (7)
                                                                    --------         --------
         Net cash used in investing activities                          (141)         (10,770)
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                              8,877           16,160
Payments on mortgages and notes payable                               (7,183)          (1,034)
Preferred stock dividends                                             (4,002)          (4,013)
Other liabilities                                                         --             (148)
                                                                    --------         --------
         Net cash provided by (used in) financing activities          (2,308)          10,965
                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                  (5,270)           4,536
Cash and cash equivalents at beginning of period                      21,834           18,624
                                                                    --------         --------
Cash and cash equivalents at end of period                          $ 16,564         $ 23,160
                                                                    ========         ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                              $ 10,340         $ 10,119
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

K.   Investments in Joint Ventures

          The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity that are accounted for under the equity method of accounting. As of June 30, 2001, the Company had $13.7 million invested in these joint ventures, of which $1.3 million (in non-cash transactions) was contributed during the quarter ended June 30, 2001. The difference between the amount at which the investment is carried in the Company's accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of June 30, 2001, this amount was approximately $5.6 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended June 30, 2001 and 2000, equity income (loss) in joint ventures of $180,000 and ($14,000), respectively, was recorded before amortization of the carrying value difference of $294,000 and $40,000, respectively. These amounts are included in other income on the accompanying consolidated statements of operations. Additionally, during the quarter ended June 30, 2001 and for the six-months ended June 30, 2001, the Company received distributions from its joint ventures of $850,000 and $1.2 million, respectively.

     The Company has one joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual in which it has a 50% ownership. Hotel operations for the joint venture commenced in April 2000, and as of June 30, 2001, the Company operated eight hotels pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. As of June 30, 2001, this amount was estimated at approximately $4.3 million. As of June 30, 2001, Boston Capital and Mass Mutual had not required the Company to increase its capital contribution, although they may require the Company to do so in the future. The Company is otherwise in compliance with the terms of the joint venture agreement. The Company will continue to identify and evaluate potential joint venture sites with these partners. The following is unaudited condensed financial information for the joint venture as of June 30, 2001 and June 30, 2000:

     As of June 30,                                2001         2000
                                                  -------      -------
     (In thousands)

     Hotels completed and under construction      $77,353      $60,667
     Other assets                                   4,473        3,039
                                                  -------      -------
     Total assets                                 $81,826      $63,706
                                                  =======      =======

     Total development liabilities                $74,785      $55,348
     Total equity                                   7,041        8,358
                                                  -------      -------
     Total liabilities and equity                 $81,826      $63,706
                                                  =======      =======

     Six-Months ended June 30,                     2001         2000
                                                  -------      -------
     (In thousands)

     Total revenue                                $ 9,876      $ 1,033
     Hotel operating expenses                       4,772          383
     Hotel opening costs                              140          449
     Depreciation and amortization                  1,333          184
     Interest expense                               2,978           --
                                                  -------      -------
     Net pre-tax income                           $   653      $    17
                                                  =======      =======

L.   Segment Reporting

          The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments for the six-months ended June 30, 2001 and June 30, 2000 is as follows:

     Six-Months ended June 30, 2001
     (In thousands)                                  Operation of      Sale of
                                                        Hotels         Hotels          Total
                                                       --------        -------        --------

     Revenues from external customers                  $ 66,298        $    --        $ 66,298
     Interest expense                                     9,124             --           9,124
     Depreciation expense                                 5,281             --           5,281
     Segment profit                                      12,211            692          12,903

     Hotels assets:
        Hotels completed and under construction         261,554         28,860         290,414
        Trade accounts receivable                         2,234          2,931           5,165

     Six-Months ended June 30, 2000
     (In thousands)                                  Operation of      Sale of
                                                        Hotels         Hotels         Total
                                                       --------        ------        --------

     Revenues from external customers                  $ 65,277        $   --        $ 65,277
     Interest expense                                     8,532            --           8,532
     Depreciation expense                                 4,801            --           4,801
     Segment profit                                      13,697         1,037          14,734

     Hotels assets:
        Hotels completed and under construction         280,616            --         280,616
        Trade accounts receivable                         2,284         2,306           4,590

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

Note 2: Mortgages and Notes Payable

     As of June 30, 2001, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 30 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from LIBOR plus 3.40% to 4.25% (7.46% to 9.25% as of June 30, 2001). Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing and most provide for two 12-month extension periods. Maturity dates currently range from September 2001 to September 2003. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At June 30, 2001, $173.7 million was outstanding under these 30 building loan agreements.

     The Company has entered into loan agreements with various local and regional banks for financing on three of the Company's hotels. Each of the agreements was entered into by wholly-owned subsidiaries of the Company that own the related hotel and land. Interest on the loans is payable monthly, in arrears, beginning on the first full calendar month after the date of each agreement. Interest payments are calculated monthly at either a fixed or variable rate per annum depending on the note. As of June 30, 2001, interest on the loans ranged from 7.81% to 10.0% with maturity dates ranging from May 2002 to June 2011. Principal amortization payments are made monthly and based on terms ranging from 20 to 25 years. These payments will continue until maturity. Each of the loans may be extended for one year if certain conditions are met and upon payment of a specified extension fee. During the one-year extension period, the Company will be required to continue to make interest payments and principal amortization payments based on the original amortization term. Amounts borrowed under the loans are secured by the hotel and the land on which the hotel is constructed, certain funds deposited in demand deposit accounts assigned to the bank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At June 30, 2001, $23.7 million was outstanding under these notes. The Company has entered into an agreement to sell two of these hotels to Hospitality Properties Trust. The transaction is expected to close in the third quarter of 2001. As a result of this transaction, approximately $19.7 million of this debt will be extinguished.

     The Company had $15.0 million in unsecured indebtedness outstanding as of June 30, 2001, with Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotels Corporation ("Doubletree"), evidenced by two promissory notes. Interest is payable quarterly at 15%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001 and July 2002, respectively.

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

Note 3: Redeemable, Convertible, Cumulative Preferred Stock

General

     The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At June 30, 2001, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

     Series A Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.13 per share. Subsequent to August 31, 1999, the Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Preferred Stock is required to be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends. Pursuant to the anti-dilution protection provisions of the certificates of designations for the Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced from $9.50 per share to $9.13 per share to reflect the grant of new employee stock options.

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

     Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.13 per share. Subsequent to September 30, 1999, the Series B Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock is required to be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

     In total, the Company has sold $260.9 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note 1). The Company recognized approximately $692,000 of deferred gain in income in the six-months ended June 30, 2001, compared to $1.0 million in the six-months ended June 30, 2000. In total, the Company has recognized $4.8 million of deferred gain in income. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations.

     In July 2001, the Company entered into an agreement to sell two additional hotels to HPT for an estimated $28.9 million. The sale is expected to close in the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

     Candlewood owns, operates, franchises, manages and develops Candlewood Suites hotels to serve mid-market extended-stay business travelers. At the end of 2000, we had a total of 72 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 17 franchised hotels located in 32 states. At June 30, 2001, we had a total of 76 company-operated hotels, two managed hotels and 21 franchised hotels located in 32 states. In addition, at June 30, 2001, we had eight franchise hotels under construction.

     We divide our hotel development activities into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites by Candlewood. The following tables set forth our property portfolio and hotel development, respectively, at June 30, 2001 and June 30, 2000:

                        Number of Hotels                  Number of Rooms
                            June 30,                          June 30,
                        ----------------                 ------------------
                         2001      2000    Increase      2001          2000        Increase
                         ----      ----    --------      ----          ----        --------

     Owned                33        32         1         4,185         3,968          217
     Leased               34        34        --         3,893         3,893           --
     Managed               2         2        --           179           179           --
     Joint Venture         9         5         4         1,159           636          523
     Franchised           21        12         9         2,251         1,340          911
                          --        --        --        ------        ------        -----
          Total           99        85        14        11,667        10,016        1,651
                          ==        ==        ==        ======        ======        =====

                                 June 30,
                              --------------     Increase/
                              2001      2000     (Decrease)
                              ----      ----     ----------

     Open Hotels
     Owned                     33        32          1
     Leased                    34        34         --
     Managed                    2         2         --
     Joint Venture              9         5          4
     Franchised                21        12          9
                              ---       ---        ---
          Total                99        85         14
                              ===       ===        ===

     Under Construction
     Owned                     --         1         (1)
     Leased                    --        --         --
     Managed                   --        --         --
     Joint Venture             --         4         (4)
     Franchised                 8         7          1
                              ---       ---        ---
          Total                 8        12         (4)
                              ===       ===        ===

     In the quarter ended June 30, 2001, we opened one company-owned hotel in Jersey City, New Jersey, one joint venture hotel in Clarkstown, New York, and two franchised hotels in Charlotte, North Carolina and Emporia, Kansas.

     Our consolidated statements of operations includes revenues and expenses for only those hotels which are operated by consolidated subsidiaries of Candlewood Hotel Company, Inc. (owned and leased hotels). We refer to these hotels collectively as our corporate hotels. Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our hotel operations revenues or expenses. Franchise fees, royalty fees, management fees, equity income from investment in joint ventures and other fees received from franchise and joint venture hotels are included in other income in our consolidated statements of operations. As of June 30, 2001, we managed two non-joint venture hotels. Our management fees are based on a percentage of gross revenues, operating profits and cash flow.

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

     In two separate sale-leaseback transactions, we have sold and leased back certain of our hotels from Hospitality Properties Trust, or HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. The transactions were closed in stages, beginning in 1997 and ending in early 1999. The results from operations for 2001 and 2000 reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. Under generally accepted accounting principles, the gain must be deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 4 to Consolidated Financial Statements. In July 2001, we entered into an agreement to sell two additional hotels to HPT. This transaction is expected to close in the third quarter of 2001. We will continue to evaluate the potential for future sale-leaseback transactions.

     We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. At June 30, 2001, we had 21 signed franchise agreements for hotels not yet under construction. These contracts provide for a variety of conditions and may never result in the opening of a hotel. Additionally, we are actively marketing management contracts to existing and prospective franchisees to utilize our management experience and expertise to manage their hotels. We intend to continue to pursue select hotel development opportunities, however, we can make no assurance that we will be able to develop hotels in 2001.

RESULTS OF OPERATIONS

Comparison of fiscal quarters ended June 30, 2001 and June 30, 2000

     Hotel Operations

     Hotel Operations Revenue

     For the quarter ended June 30, 2001, hotel operations revenue for corporate hotels totaled $33.4 million, compared to $33.8 million for the quarter ended June 30, 2000. Hotel operations revenue includes room revenue and other revenue (e.g., guest telephone and sales of products from the Candlewood cupboard). The decrease in revenue is primarily due to a decrease in our hotel occupancy rates, which was partially offset by the impact of the opening of the new corporate hotel in Jersey City, New Jersey in April 2001. The following table sets forth the operating statistics for corporate hotels for the three months ended June 30, 2001 and June 30, 2000:

                                      For the three-months
                                         ended June 30,
                                      --------------------
                                        2001        2000       Change
                                       ------      ------      ------

     Occupancy                          74.4%       80.1%       (5.7)%
     Average Daily Rate                $59.65      $57.43      $ 2.22
     Revenue per available room        $44.36      $46.00      $(1.64)

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 74.4% for the quarter ended June 30, 2001, compared to 80.1% for the quarter ended June 30, 2000. Occupancy in the second quarter continued to be negatively influenced by the effect of the slowing economy on our customers' businesses. Overall, the decrease in occupancy was experienced in both short and long-term stays, but was particularly prevalent in our long-term stays, which we consider to be stays of seven or more nights. We cannot predict when or whether current occupancy levels and room rates can be maintained or improved.

     The average daily room rate for corporate hotels for the quarter ended June 30, 2001 was $59.65, compared to $57.43 for the quarter ended June 30, 2000. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The increase in average daily rate was primarily due to the higher proportion of short-term stays (six nights or less) which are charged at a higher daily rate. Other factors that influence average daily room rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations. In the short-term (six months or less), we expect our long-term stay business to continue to be price sensitive. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

     Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $44.36 for the quarter ended June 30, 2001, compared to $46.00 for the quarter ended June 30, 2000. The decrease in revenue per available room was primarily due to the decrease in the average occupancy rate.

     Future occupancy and room rates may be impacted by a number of factors including:

     o    the number and geographic location of new hotels;

     o    the season in which new hotels open;

     o    competition;

     o    market acceptance of our hotels;

     o    general economic conditions; and

     o    the profitability of the businesses' of our core customers.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended June 30, 2001 totaled $18.3 million, compared to $17.3 million for the quarter ended June 30, 2000. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to increased wages, the opening of the Jersey City, New Jersey hotel in April 2001, ramp-up expenses for the Las Vegas, Nevada hotel which opened in February 2000, increased costs related to the restructuring of the operations field administration team and higher utility costs. In an effort to improve product consistency and revenue management, beginning in January 2001, we restructured our operations field administration to include several operations area coaches and area sales directors in addition to the regional operations directors.

     Rent Expense on Leased Hotels

     Rent expense on the 34 leased hotels for the quarter ended June 30, 2001 was $6.3 million, unchanged from the quarter ended June 30, 2000. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis.

     Hotel Opening Costs

     Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. Opening costs for the quarter ended June 30, 2001 totaled $132,000, compared to $20,000 for the quarter ended June 30, 2000. The increase in opening costs reflects the opening of the Jersey City, New Jersey hotel in April 2001.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended June 30, 2001 totaled $2.7 million, compared to $2.4 million for the quarter ended June 30, 2000. This increase in depreciation and amortization expense was largely due to the opening of the Jersey City, New Jersey hotel in April 2001. This hotel was built in a higher priced, primary market where construction costs are higher. In addition, leasehold improvement depreciation expense was higher due to increased capital expenditures at our leased hotels. For both 2001 and 2000, depreciation and amortization expense does not reflect any expense for properties sold in the sale leaseback transactions. In accordance with generally accepted accounting principles, we do not depreciate assets held for sale. As of June 30, 2001, we had $28.9 million of net assets held for sale. There were no assets held for sale at June 30, 2000. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

     Corporate Operations

     Other Income

     Other income for the quarter ended June 30, 2001 totaled $1.1 million, compared to $747,000 for the quarter ended June 30, 2000. Other income consists primarily of royalty fees (revenue-based fees received over the life of a franchise agreement), franchise fees (a one-time fee received upon execution of a franchise agreement), management fees and joint venture equity income. Equity income represents our share of the profits of unconsolidated joint venture hotels. Franchise fee income (including application and royalty fees) for the quarter ended June 30, 2001 totaled $835,000, compared to $684,000 for the quarter ended June 30, 2000. The growth in franchise fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. We had 21 franchised hotels (excluding the Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel) open as of June 30, 2001, compared to 12 at June 30, 2000. The eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel (classified as joint venture hotels in our property table) are Candlewood franchise hotels that we manage. As a result, we receive royalty fees, management fees and equity income from these hotels. The first of these hotels did not open until April 2000. Management fee income for the quarter ended June 30, 2001 totaled $346,000, compared to $117,000 for the quarter ended June 30, 2000. The increase in management fee income was due to the management fees received from the eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel. For the quarter ended June 30, 2001, we recorded a loss of $114,000 on our joint venture hotels, compared to a loss of $53,000 for the quarter ended June 30, 2000. This loss is due to the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying equity in the net assets of the joint venture.

     We did not sell any hotels during the quarter ended June 30, 2001; however, we recognized $346,000 of the deferred gain on hotels that were previously sold. For the quarter ended June 30, 2000, we recognized $514,000 of the deferred gain on hotels sold.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended June 30, 2001 totaled $1.9 million, compared to $1.6 million for the quarter ended June 30, 2000, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in 2001 corporate operating expenses was due to increased wages, general economic price increases, the accounting treatment afforded certain internal personnel costs related to the development and installation of the new field property management system in 2000 and a change in the capitalization of internal hotel development costs. As for the field property management system, pursuant to accounting Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain specific internal personnel costs were capitalized as part of the system. This project was completed in the third quarter of 2000 and the costs of these personnel have since been recorded as an expense. In addition, beginning in June 2001, in response to the limited amount of hotel development activity we have experienced in 2001, we ceased capitalization of internal real estate development costs.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended June 30, 2001 totaled $174,000, compared to $179,000 for the quarter ended June 30, 2000. Depreciation and amortization reflects depreciation of the leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights and trademarks) is computed using the straight-line method over a period of twenty years.

     Interest Income and Expense

     Interest income for the quarter ended June 30, 2001 was $134,000, compared to $267,000 for the quarter ended June 30, 2000. Interest income for the quarters ended June 30, 2001 and June 30, 2000 resulted primarily from the temporary investment of cash provided by operations. The decrease for the quarter ended June 30, 2001 is largely due to lower cash levels and lower investment rate yields.

     Interest expense, net of capitalized interest, for the quarter ended June 30, 2001 was $4.5 million, compared to $4.6 million for the quarter ended June 30, 2000. Interest expense is comparable between the two quarters as the effect on interest expense of lower LIBOR and prime interest rates in 2001 is offset by higher debt levels in 2001 and a reduction in the amount of interest capitalized to development projects. We had fewer projects under construction in the second quarter of 2001, thereby reducing the amount of interest capitalized.

     Sales of Hotels

     We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the quarters ended June 30, 2001 and June 30, 2000. The following table sets forth the rent expense and earnings related to our leased hotels for the quarters ended June 30, 2001 and June 30, 2000 (in thousands):

                                       For the three-months ended
                                                June 30,
                                       --------------------------
                                           2001          2000
                                          ------        ------

     Rent expense on leased hotels        $6,335        $6,299
     Gain recognized into earnings        $  346        $  514


Comparison of six-months ended June 30, 2001 and June 30, 2000

     Hotel Operations

     Hotel Operations Revenue

     For the six-months ended June 30, 2001, hotel operations revenue totaled $64.6 million, compared to $64.1 million for the six-months ended June 30, 2000. The increase in revenue reflects the increased revenue generated in 2001 as a result of the opening of the Jersey City, New Jersey hotel, offset by a reduction in overall performance as a result of the slowing economy. The following table sets forth the operating statistics for corporate hotels for the six-months ended June 30, 2001 and June 30, 2000:

                                             For the six-months
                                               ended June 30,
                                            ---------------------
                                             2001           2000          Change
                                            ------         ------         ------
          Occupancy                          73.3%          77.8%          (4.5)%
          Average Daily Rate                $59.41         $56.57         $ 2.84
          Revenue per available room        $43.53         $44.03         $ (.50)

     The average occupancy rate for corporate hotels for the six-months ended June 30, 2001 was 73.3%, compared to 77.8% for the six-months ended June 30, 2000. The decrease in occupancy was a result of the slowing economy and the effect it has had on our customers' businesses.

     The average daily room rate for corporate hotels for the six-months ended June 30, 2001 was $59.41, compared to $56.57 for the six-months ended June 30, 2000. The increase in average daily rate was primarily due to the higher proportion of short-term stays (six nights or less) which are charged at a higher daily rate. Revenue per available room was $43.53 for the six-months ended June 30, 2001, compared to $44.03 for the six-months ended June 30, 2000. The decrease in revenue per available room is primarily due to the lower average occupancy rate.

     Hotel Operating Expenses

     Hotel operating expenses for the six-months ended June 30, 2001 totaled $36.1 million, compared to $34.2 million for the six-months ended June 30, 2000. The increase in hotel operating expenses was due to increased wages, the opening of the Jersey City, New Jersey hotel in April 2001, the full six-month impact of the opening of the Las Vegas, Nevada hotel in February 2000, the additional costs of the restructured operations field administration team and higher utility costs.

     Rent Expense on Leased Hotels

     For the six-months ended June 30, 2001, we incurred rent expense of $12.7 million for leased hotels, compared to $12.6 million for the six-months ended June 30, 2000. The increase in rent expense in 2001 is due to the increase in contingent rent expense incurred on certain properties.

     Hotel Opening Costs

     Opening costs for the six-months ended June 30, 2001 totaled $230,000, compared to $113,000 for the six-months ended June 30, 2000. The increase in opening costs is a result of the opening of the Jersey City, New Jersey hotel in April 2001, which is located in a higher-priced, primary market.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations for the six-months ended June 30, 2001 totaled $5.3 million, compared to $4.8 million for the six-months ended June 30, 2000. The increase in depreciation and amortization expense was primarily a result of the opening of the Jersey City, New Jersey hotel in April 2001 and the full six-month impact of the opening of the Las Vegas, Nevada hotel in February 2000. In addition, leasehold improvement depreciation expense was higher due to increased capital expenditures at our leased hotels.

     Corporate Operations

     Other Income

     Other income for the six-months ended June 30, 2001 totaled $1.7 million, compared to $1.2 million for the six-months ended June 30, 2000. Franchise fee income (including application and royalty fees) for the six-months ended June 30, 2001 totaled $1.4 million, compared to $1.1 million for the six-months ended June 30, 2000. The growth in franchise fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. Management fee income for the six-months ended June 30, 2001 totaled $636,000, compared to $168,000 for the six-months ended June 30, 2000. The increase in management fee income was due to the management fees received from the eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel. For the six-months ended June 30, 2001, we recorded a loss of $281,000 on our joint venture hotels, compared to $53,000 for the six-months ended June 30, 2000.

     We did not sell any hotels during the six-months ended June 30, 2001; however, we recognized $692,000 of the deferred gain on hotels that were previously sold. For the six-months ended June 30, 2000, we recognized $1.0 million of the deferred gain on hotels sold.

     Corporate Operating Expenses

     Corporate operating expenses for the six-months ended June 30, 2001 totaled $3.4 million, compared to $3.0 million for the six-months ended June 30, 2000. The increase in 2001 is due to increased wages, general economic price increases, the expense recorded in 2001 for personnel costs related to the development of the field property management system and a reduction in capitalized costs as a result of a change in capitalization of internal real estate development costs.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the six-months ended June 30, 2001 totaled $349,000, compared to $362,000 for the six-months ended June 30, 2000.

     Interest Income and Expense

     Interest income for the six-months ended June 30, 2001 was $381,000, compared to $499,000 for the six-months ended June 30, 2000. Interest income for both periods resulted primarily from the temporary investment of cash provided by operations. The decrease for the six-months ended June 30, 2001 is largely due to lower cash levels and lower investment rate yields.

     Interest expense, net of capitalized interest, for the six-months ended June 30, 2001 was $9.1 million, compared to $8.5 million for the six-months ended June 30, 2000. The increase in 2001 is due to the increased level of debt, partially offset by lower LIBOR and prime interest rates, and a reduction in the amount of interest capitalized.

     Sales of Hotels

     We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the six-months ended June 30, 2001 and June 30, 2000. The following table sets forth the rent expense and earnings related to our leased hotels for the six-month periods ended June 30, 2001 and June 30, 2000 (in thousands):

                                         For the six-months ended
                                                 June 30,
                                         ------------------------
                                           2001           2000
                                          -------        -------

     Rent expense on leased hotels        $12,661        $12,558
     Gain recognized into earnings        $   692        $ 1,037

Liquidity and Capital Resources

     We had cash and cash equivalents of $16.6 million at June 30, 2001, compared to $23.2 million at June 30, 2000. Net cash used in operating activities totaled $2.8 million for the six-months ended June 30, 2001, compared to $4.3 million of cash provided by operating activities for the six-months ended June 30, 2000. Uses of cash for the six-months ended June 30, 2001 consisted of a decrease of $4.8 million in accounts payable and other accrued expenses and an increase of $2.5 million in other assets. Sources of cash for the six-months ended June 30, 2001 consisted primarily of $5.6 million of non-cash depreciation and amortization expense. For the six-months ended June 30, 2000, uses of cash consisted primarily of a $3.8 million increase in other assets. The primary sources of cash for the six-months ended June 30, 2000 were $3.3 million of net income from operations and $5.2 million of non-cash depreciation and amortization expense.

     Net cash used in investing activities for the six-months ended June 30, 2001 totaled $141,000, compared to $10.8 million of net cash used in investing activities for the six-months ended June 30, 2000. For the six-months ended June 30, 2001, net cash used in investing activities consisted of expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, investment in joint venture hotels, and acquisition costs for potential development sites. Sources of cash for the six-months ended June 30, 2001 consisted of cash distributions from the joint ventures. For the six-months ended June 30, 2000, net cash used in investing activities consisted of expenditures for hotel development.

     For the six-months ended June 30, 2001, net cash used in financing activities was $2.3 million, compared to $11.0 million of net cash provided by financing activities for the six-months ended June 30, 2000. Net cash used in financing activities during the six-months ended June 30, 2001 included $7.2 million of principal payments on notes payable and $4.0 million of preferred stock dividend payments, partially offset by $8.9 million of proceeds from mortgages and notes payable. The principal payments on notes payable related primarily to payments made to extend or refinance notes which matured during the first half of 2001. For the six-months ended June 30, 2000, net cash provided by financing activities consisted of $16.2 million in proceeds from mortgages and notes payable, partially offset by $1.0 million of principal payments on notes payable and $4.0 million of preferred stock dividend payments.

     Under the terms of the agreement with Boston Capital and Mass Mutual, since we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to existing joint venture hotels by up to 5% of the estimated total costs. As of June 30, 2001, we had eight hotels open with none under construction and the additional capital contribution amount was estimated at approximately $4.3 million. As of August 10, 2001, Boston Capital and Mass Mutual had not required us to increase our capital contribution, although they may require us to do so in the future. We are otherwise in compliance with the terms of the joint venture agreement. We will continue to identify and evaluate potential joint venture sites with these partners.

     We currently have borrowed a total of $212.4 million from various credit institutions (GMAC and regional/local banks) and Hilton Hotels Corporation (Doubletree) in connection with the development of Candlewood hotels. The maturity dates for these loans range from September 2001 to June 2011 with interest rates which range from 7.46% to 10.00% on non-Doubletree loans ($197.4 million) to a fixed

15.0% on the Doubletree loan ($15.0 million). The pending sale of two of our hotels in the third quarter of 2001 will extinguish approximately $19.7 million of the total debt. Approximately $33.6 million and $115.2 million of the total debt matures in 2001 and 2002, respectively. We currently do not have sufficient cash available to pay off the principal amount of these loans. Pursuant to the terms of the agreements we have with these lenders (except for Doubletree), each loan provides for an extension period. In regards to the non-Doubletree debt maturing in the balance of 2001 ($21.1 million), we plan to exercise our contractual right and extend this debt for another year. It is our practice to evaluate each loan based on a number of factors, including hotel performance, interest rate, secondary market considerations and corporate strategy, to determine if we will seek an extension or refinancing. We cannot provide any assurance that we will be able to extend the maturity dates of our indebtedness beyond the extension periods provided for in our debt agreements or refinance any of our indebtedness on terms acceptable to us, or at all. In regards to the Doubletree debt, the first installment of $12.5 million matures in November 2001. We are in discussions with Doubletree to negotiate an extension on this debt. As consideration for securing an extension, we may be required to pay down a portion of the debt at or prior to the original maturity date. We are unable to assure that we will be able to extend the maturity date of the Doubletree debt or that permanent financing will be available to us on acceptable terms, or at all. In addition, as of June 30, 2001, we have guaranteed approximately $52.3 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from October 2002 to December 2007. This debt is not included in our consolidated financial statements.

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

     We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for payment of the preferred stock dividends and operations through December 2001. We will be required to invoke contractual extensions or refinance a significant amount of debt that is scheduled to mature during 2001. In addition, from time to time we will consider strategic acquisitions as a means of growth, which would require additional capital. We continue to consider a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to build or acquire additional hotels. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

Quantitative and Qualitative Disclosure of Market Risk

     Our earnings are affected by changes in interest rates as the majority of our outstanding indebtedness is at variable rates based on prime and LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance effected by LIBOR at June 30, 2001, would change by approximately $20,000.

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

     We have Never Been Profitable. At June 30, 2001, we operated 76 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

     We May be Unable to Service or Repay our Debt Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends will depend upon our ability to generate capital in the future. Approximately $33.6 million and $115.2 million of the total debt matures in 2001 and 2002, respectively. We cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations as they become due. In addition, we may need to refinance all or a portion of our indebtedness on or before the maturity date. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt obligations or preferred stock could have a material adverse effect on our business and results of operations. See - "Liquidity and Capital Resources."

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          On May 15, 2001, the Company held its 2001 Annual Meeting of Stockholders (1) to elect the Company's board of directors, and (2) to amend the Company's Equity Participation Plan to increase the number of authorized shares of Common Stock available for issuance from 1,676,710 to 2,676,710. The number of shares entitled to vote was 9,025,000 shares of the Company's Common Stock, 65,000 shares of the Company's Series A Preferred Stock and 42,000 shares of the Company's Series B Preferred Stock. On an as-converted basis, the total number of shares of Common Stock available to vote was 20,288,158. The total number of shares represented in person or by proxy to vote was 15,308,147. Each of the current directors was re-elected. Ms. Albrecht and Messrs. Cresci, Keltner, Morris, Nielsen, Pados, Perocchi, Salazar, and Storey were re-elected with 15,278,097 affirmative votes and 30,050 votes against. Messrs. DeBoer and Roos were re-elected with 13,977,197 affirmative votes and 1,330,950 votes against. Mr. Fix was re-elected with 13,975,197 affirmative votes and 1,332,950 votes against. Mr. Schofield was elected to the board of directors as a new director with 15,278,097 affirmative votes and 30,050 votes against. The amendment to the Equity Participation Plan passed with 11,927,897 affirmative votes, 1,694,856 votes against, 6,160 votes abstained, and 1,679,234 unvoted shares. No other matters were put to a vote of stockholders at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CANDLEWOOD HOTEL COMPANY, INC.




Date: August 10, 2001                           By: /s/ Jack P. DeBoer
                                                    --------------------------
                                                        Jack P. DeBoer, Chairman
                                                        and Chief Executive
                                                        Officer



Date: August 10, 2001                           By: /s/ Warren D. Fix
                                                    ----------------------------
                                                        Warren D. Fix, Executive
                                                        Vice President and Chief
                                                        Financial Officer

                                  EXHIBIT INDEX

    Exhibit
      No.                             Description
    -------                           -----------

      3.1      Restated Certificate of Incorporation of Candlewood Hotel
               Company, Inc.(1)

      3.2      Amended and Restated Bylaws of Candlewood Hotel Company, Inc.(10)

      3.3      Certificate of Designations, Preferences and Relative,
               Participating, Optional and Other Special Rights of Preferred
               Stock and Qualifications, Limitations and Restrictions Thereof of
               Series A Cumulative Convertible Preferred Stock of Candlewood
               Hotel Company, Inc.(3)

      3.4      Certificate of Amendment of Certificate of Designations of Series
               A Preferred Stock.(8)

      3.5      Certificate of Designations, Preferences and Relative,
               Participating, Optional and Other Special Rights of Preferred
               Stock and Qualifications, Limitations and Restrictions Thereof of
               Series B Cumulative Convertible Preferred Stock of Candlewood
               Hotel Company, Inc.(8)

      4.1      Specimen Certificate of Common Stock.(1)

      4.2      Form of Warrant.(7)

      4.3      Amended and Restated Stockholders Agreement dated as of July 10,
               1998.(8)

     10.1      Form of Indemnification Agreement for Executive Officers and
               Directors.(4)

     10.2      Indemnification Agreement Schedule.(9)

     10.3      1996 Equity Participation Plan and Form of Stock Option
               Agreements.(4)

     10.4 First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998.(9)

     10.5      Employment Agreement between Candlewood Hotel Company, Inc. and
               Jack P. DeBoer dated as of September 1, 1996.(1)

     10.6      Credit Facility Agreement between Candlewood Hotel Company, Inc.
               and Doubletree Corporation dated as of November 11, 1996.(2)

     10.7      Subordinated Promissory Note from Candlewood Hotel Company, Inc.
               to Doubletree Corporation dated as of November 11, 1996.(2)

     10.8      Series A Cumulative Convertible Preferred Stock Purchase
               Agreement dated as of August 27, 1997.(3)

     10.9      Amended and Restated Registration Rights Agreement dated as of
               July 10, 1998.(8)

     10.10 Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(5)

     10.11     First Amendment to Purchase and Sale Agreement and Agreement to
               Lease and Fourth Amendment to Lease Agreement and Incidental
               Documents, dated as of January 7, 1999, by and among Candlewood
               Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT
               CW, and seventeen entities which are parties thereto.(9)

     10.12 Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT.(5)

     10.13 Lease Agreement, dated as of December 24, 1997, by and between HPTCW, as landlord, and Candlewood Leasing No. 1, Inc., as tenant.(5)

     10.14     Guaranty Agreement, dated as of December 24, 1997, by Candlewood
               Hotel Company, Inc. for the benefit of HPTCW and HPT.(5)

     10.15     Stock Pledge Agreement, dated as of December 24, 1997, by
               Candlewood Hotel Company, Inc. for the benefit of HPTCW.(5)

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

     10.18     Second Amendment to Purchase and Sale Agreement, Agreement to
               Lease, Lease Agreement and Incidental Documents, dated as of July
               31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood
               Leasing No. 2, Inc., HPT and HPT CW II.(7)

    Exhibit
      No.                             Description
    -------                           -----------

     10.19     Third Amendment to Purchase and Sale Agreement and Agreement to
               Lease and Sixth Amendment to Lease Agreement and Incidental
               Documents, dated as of December 23, 1998, by and among Candlewood
               Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW
               II and seventeen entities which are parties thereto.(9)

     10.20 Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT. (6)

     10.21 Lease Agreement, dated as of May 21, 1998, by and between HPTCW, as landlord, and Candlewood Leasing No. 2, Inc., as tenant.(6)

     10.22     Guaranty Agreement, dated as of May 14, 1998, by Candlewood Hotel
               Company, Inc. for the benefit of HPTCW and HPT.(6)

     10.23     Stock Pledge Agreement, dated as of May 27, 1998, by Candlewood
               Hotel Company, Inc. for the benefit of HPTCW.(6)

     10.24     Securities Purchase Agreement dated as of September 30, 1998.(8)

     10.25     Lease Agreement dated April 30, 1998 by and between Candlewood
               Hotel Company, Inc. and Vantage Point Properties, Inc.(9)

     11.1      Statement re Computation of Per Share Earnings -- not applicable.

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

(6) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed June 9, 1998.

(7) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 6, 1998.

(8) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 10, 1998.

(9) Incorporated by reference from Candlewood Hotel Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(10) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2001.