Form 10-Q
period 2001-09-30
CANDLEWOOD HOTEL CO INC
filed 2001-11-14
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 000-21583

                         Candlewood Hotel Company, Inc.
                   ------------------------------------------
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

               Class                      Outstanding at November 12, 2001
    ----------------------------          --------------------------------
    Common Stock, $.01 par value                  9,025,000 shares

                         CANDLEWOOD HOTEL COMPANY, INC.

                                   FORM 10 - Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001


                                      INDEX

                                                                             PAGE
                                                                             ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2001 (unaudited)
              and December 31, 2000                                              3

           Consolidated Statements of Operations for the three and
              nine-months ended September 30, 2001 and September 30, 2000
              (unaudited)                                                        4

           Consolidated Statements of Cash Flows for the nine-months
              ended September 30, 2001 and September 30, 2000 (unaudited)        5

           Notes to Consolidated Financial Statements                       6 - 14

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          14 - 29

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                     29

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (In thousands, except par value, stated value, and share data)

---------------------------------------------------------------------------------------------------------
                                                                            September 30,    December 31,
                                                                                2001            2000
                                                                             (Unaudited)
                                                                            -------------    ------------
ASSETS
Investment in hotels completed and under construction:
     Hotels completed                                                         $ 261,858       $ 264,896
     Hotels under construction                                                       --          32,282
     Hotels held for sale                                                            --              --
     Other costs                                                                    273             192
                                                                              ---------       ---------
                                                                                262,131         297,370
     Accumulated depreciation and amortization                                  (22,658)        (16,977)
                                                                              ---------       ---------
     Net investment in hotels                                                   239,473         280,393

Cash and cash equivalents (including $955 and $945 of restricted
     cash, respectively)                                                         23,863          21,834
Deposits                                                                         30,086          26,334
Accounts and other receivables                                                    5,667           4,912
Investments in joint ventures                                                    13,656          11,467
Other assets                                                                     15,410          14,369
                                                                              ---------       ---------
           Total assets                                                       $ 328,155       $ 359,309
                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable                                                   $ 192,920       $ 214,575
Accounts payable and other accrued expenses                                      16,689          21,686
Deferred gain on sale of hotels                                                  17,240          15,239
Other liabilities                                                                   732             892
                                                                              ---------       ---------
           Total liabilities                                                    227,581         252,392

Redeemable, convertible, cumulative preferred stock ("Series A"), $1,000 stated value, 65,000 shares authorized and outstanding, net of
     unaccreted offering costs (redemption value $65,000)                        61,583          61,339
Redeemable, convertible, cumulative preferred stock ("Series B"), $1,000 stated value, 42,000 shares authorized and outstanding, net of
     unaccreted offering costs (redemption value $42,000)                        39,525          39,350

Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares authorized,
       9,025,000 issued and outstanding                                              90              90
     Additional paid-in capital                                                  34,851          35,270
     Accumulated deficit                                                        (35,475)        (29,132)
                                                                              ---------       ---------
           Total stockholders' equity                                              (534)          6,228
                                                                              ---------       ---------
           Total liabilities and stockholders' equity                         $ 328,155       $ 359,309
                                                                              =========       =========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited) (In thousands, except share and per share data)

                                                        For the Quarter Ended             For the Nine-months Ended
                                                   -------------------------------     -------------------------------
                                                   September 30,     September 30,     September 30,     September 30,
                                                       2001              2000              2001              2000
                                                   -------------     -------------     -------------     -------------
REVENUES:
Hotel operations                                    $    33,493       $    33,624       $    98,046       $    97,704
Other income                                              1,097             1,091             2,842             2,288
                                                    -----------       -----------       -----------       -----------
    Total hotel operating revenues                       34,590            34,715           100,888            99,992
Proceeds from sales of hotels, net of deferred
    gain of $64 and $0, respectively                     28,850                --            28,850                --
Deferred gain recognition on sales of hotels                357               550             1,049             1,587
                                                    -----------       -----------       -----------       -----------
    Total revenues                                       63,797            35,265           130,787           101,579

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                 19,615            16,807            55,760            51,028
Corporate operating expenses                              1,509             1,648             4,884             4,604
Rent expense on leased hotels                             6,807             6,294            19,468            18,852
Hotel opening costs                                          --                44               230               157
Depreciation and amortization                             3,203             2,714             8,833             7,877
                                                    -----------       -----------       -----------       -----------
    Total operating costs and expenses                   31,134            27,507            89,175            82,518
                                                    -----------       -----------       -----------       -----------
Cost of hotels sold                                      29,064                --            29,064                --
                                                    -----------       -----------       -----------       -----------
                                                          3,599             7,758            12,548            19,061

Interest income                                             219               335               600               834
Interest expense                                         (4,343)           (5,011)          (13,467)          (13,543)
                                                    -----------       -----------       -----------       -----------
    Income (loss) before preferred stock
        dividends                                          (525)            3,082              (319)            6,352

Preferred stock dividends                                (2,023)           (2,017)           (6,002)           (6,008)
                                                    -----------       -----------       -----------       -----------
    Net income (loss) available to common
        stockholders                                $    (2,548)      $     1,065       $    (6,321)      $       344
                                                    ===========       ===========       ===========       ===========

Net income (loss) per share of common
    stock - basic and diluted                       $     (0.28)      $      0.12       $     (0.70)      $      0.04
                                                    ===========       ===========       ===========       ===========

Weighted average shares outstanding -
    basic and diluted                                 9,025,000         9,025,000         9,025,000         9,025,000
                                                    ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In thousands)

                                                                             Nine-months Ended
                                                                  ---------------------------------------
                                                                  September 30, 2001   September 30, 2000
                                                                  ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends                     $   (319)            $  6,352
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                         8,833                7,877
    (Income) loss from joint ventures                                       369                 (130)
    Deferred gain recognition on sales of hotels                         (1,049)              (1,587)
    Change in:
      Deposits                                                           (3,752)                  --
      Accounts receivable                                                  (755)              (1,026)
      Other assets                                                       (2,692)              (3,497)
      Accounts payable and other accrued expenses                        (4,905)              (1,247)
      Deferred gain on sale of hotels                                     3,050                   --
      Other liabilities                                                    (160)                (170)
                                                                       --------             --------
        Net cash provided by (used in) operating activities              (1,380)               6,572
                                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in hotels completed and under construction                        26,030              (18,631)
Distributions from joint ventures                                         1,250                   --
Purchase of intangible assets                                               (53)                  (6)
                                                                       --------             --------
        Net cash provided by (used in) investing activities              27,227              (18,637)
                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable                                 9,503               22,514
Payments on mortgages and notes payable                                 (27,297)              (1,343)
Preferred stock dividends                                                (6,024)              (6,030)
Other liabilities                                                            --                 (148)
                                                                       --------             --------
        Net cash provided by (used in) financing activities             (23,818)              14,993
                                                                       --------             --------

Net increase in cash and cash equivalents                                 2,029                2,928
Cash and cash equivalents at beginning of period                         21,834               18,624
                                                                       --------             --------
Cash and cash equivalents at end of period                             $ 23,863             $ 21,552
                                                                       ========             ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $ 14,818             $ 15,648
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

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Summary of Significant Accounting Policies

A.  Organization and Basis of Presentation

        The Company's current business of owning, operating, franchising, managing and developing extended-stay hotels originated in November 1995, with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company ("Candlewood LLC"). The Company was incorporated in the State of Delaware in August 1996. In November 1996, the Company succeeded to the business of Candlewood LLC and completed an initial public offering of its common stock (collectively, the "Reorganization").

        The accompanying unaudited consolidated financial statements of Candlewood Hotel Company, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the Reorganization, and various wholly-owned LLCs which own or lease certain hotels. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments which the Company believes are necessary for the fair presentation of the Company's financial position and results of operations. The condensed consolidated balance sheet data at December 31, 2000, was derived from the Company's audited financial statements. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

        All majority-owned subsidiaries have been consolidated into the unaudited consolidated financial statements. All intercompany transactions have been eliminated.

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

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company was required to adopt the new Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

K.  Investments in Joint Ventures

        The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity. These investments are accounted for under the equity method of accounting. As of September 30, 2001, the Company had $13.7 million invested in these joint ventures. The difference between the amount at which the investment is carried in the Company's accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of September 30, 2001, this amount was approximately $4.5 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended September 30, 2001 and 2000, equity income (loss) in joint ventures of $256,000 and $276,000, respectively, was recorded before recognition of the carrying value difference of $345,000 and $94,000, respectively. These amounts are included in other income on the accompanying consolidated statements of operations. Additionally, during the nine-months ended September 30, 2001, the Company received distributions from its joint ventures of $1.2 million.

        The Company has a 50% ownership in one joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual. Hotel operations for the joint venture commenced in April 2000, and as of September 30, 2001, the Company operated eight hotels pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. As of September 30, 2001, this amount was estimated at approximately $4.3 million. As of September 30, 2001, Boston Capital and Mass Mutual had not required the Company to increase its capital contribution, although they may require the Company to do so in the future. The Company is otherwise in compliance with the terms of the joint venture agreement. The Company will continue to identify and evaluate potential joint venture sites with these partners. The following is unaudited condensed financial information for the joint venture as of September 30, 2001 and September 30, 2000:

    ----------------------------------------------------------------------------
    As of September 30,                              2001             2000
    ----------------------------------------------------------------------------
    (In thousands)
    Hotels completed and under construction         $76,896          $63,345
    Other assets                                      5,950            4,268
                                                    -------          -------
    Total assets                                    $82,846          $67,613
                                                    =======          =======

    Total development liabilities                   $75,305          $58,488
    Total equity                                      7,541            9,125
                                                    -------          -------
    Total liabilities and equity                    $82,846          $67,613
                                                    =======          =======

    ----------------------------------------------------------------------------
    Nine-months ended September 30,                  2001             2000
    ----------------------------------------------------------------------------
    (In thousands)
    Total revenue                                   $15,496          $ 4,727
    Hotel operating expenses                          7,520            1,853
    Hotel opening costs                                 150              400
    Depreciation and amortization                     2,080              824
    Interest expense                                  4,592              866
                                                    -------          -------
    Net pre-tax income                              $ 1,154          $   784
                                                    =======          =======

L.  Segment Reporting

        The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments for the nine-months ended September 30, 2001 and September 30, 2000 is as follows:

    --------------------------------------------------------------------------------
    Nine-months ended September 30, 2001
    --------------------------------------------------------------------------------
    (In thousands)                               Operation of    Sale of
                                                    Hotels       Hotels      Total
                                                 ------------    -------    --------
    Revenues from external customers               $100,888      $28,850    $129,738
    Interest expense                                 13,467           --      13,467
    Depreciation expense                              8,302           --       8,302
    Segment profit                                   17,358        1,049      18,407

    Hotels assets:
      Hotels completed and under construction       262,131           --     262,131
      Trade accounts receivable                       2,397        2,855       5,252

    --------------------------------------------------------------------------------
    Nine-months ended September 30, 2000
    --------------------------------------------------------------------------------
    (In thousands)                               Operation of    Sale of
                                                    Hotels       Hotels      Total
                                                 ------------    -------    --------
    Revenues from external customers               $ 99,992      $   --     $ 99,992
    Interest expense                                 13,543          --       13,543
    Depreciation expense                              7,336          --        7,336
    Segment profit                                   22,776       1,587       24,363

    Hotels assets:
      Hotels completed and under construction       287,432          --      287,432
      Trade accounts receivable                       2,978       2,392        5,370

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

Note 2:  Mortgages and Notes Payable

    As of September 30, 2001, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 30 of the Company's hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. As of September 30, 2001, all loans have been completely funded. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from 30-day LIBOR plus 3.40% to 4.25% (6.98% to 9.25% as of September 30, 2001). Approximately $51.5 million of the Company's debt is tied to the 30-day LIBOR interest rate with a floor of 5.0%. As a result, the Company's interest rate on this debt cannot go below 8.75% to 9.25%. The remaining $122.4 million of debt is not subject to any LIBOR floor. Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. As of September 30, 2001, all loans are in their principal amortization period. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing. Maturity dates currently range from December 2001 to September 2003, as amended, with most loans providing for two 12-month extension periods. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to

GMAC and are guaranteed by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 2001, $173.9 million was outstanding under these 30 building loan agreements.

    The Company has entered into a loan agreement with a financial institution for financing on one of the Company's hotels. This agreement was entered into by a wholly-owned subsidiary of the Company that owns the related hotel and land. Interest on the loan is payable monthly, in arrears, beginning on the first full calendar month after the date of the agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at a rate equal to the 10 year Treasury Note plus 3.08% (8.30% as of September 30, 2001). Principal payments commence the month following loan closing and are calculated based on a 22.5-year amortization schedule using the prevailing interest rate as defined in the note. The note matures in June 2011. The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company's wholly-owned subsidiary LLCs. At September 30, 2001, $4.0 million was outstanding under this note.

    The Company had $15.0 million in unsecured indebtedness outstanding as of September 30, 2001, with Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotels Corporation ("Doubletree"), evidenced by two promissory notes. Interest is payable quarterly at 15%, with principal of $12.5 million and $2.5 million payable at maturity in November 2001 and July 2002, respectively.

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

    The Company intends to extend the maturity dates of all notes coming due in 2001, under current terms of the notes, or refinance such notes in the ordinary course of business. In regards to the Doubletree debt, the first installment of $12.5 million matured on November 11, 2001. The Company did not pay that principal amount. The Company is in discussions with Doubletree regarding an extension on this debt. As consideration for securing an extension, the Company may be required to pay down a portion of the debt. The Company is unable to assure that it will be able to extend the maturity date of the Doubletree debt or that other financing will be available to the Company on acceptable terms, or at all.

Note 3: Redeemable, Convertible, Cumulative Preferred Stock

General

    The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At September 30, 2001, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

    The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the quarter ended September 30, 2001, $419,000 was recorded as an increase to the carrying value of the preferred stock.

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

    Series A Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.13 per share. Subsequent to August 31, 1999, the Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Preferred Stock is required to be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends. Pursuant to the anti-dilution protection provisions of the certificate of designation for the Series A Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced from $9.50 per share to $9.13 per share to reflect the grant of new employee stock options.

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

    Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.13 per share. Subsequent to September 30, 1999, the Series B Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock is required to be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends. Pursuant to the anti-dilution protection provisions of the certificate of designation for the Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced from $9.50 per share to $9.13 per share to reflect the grant of new employee stock options.

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

Note 4: Sale-Leaseback

    In November, 1997, the Company entered into an agreement with Hospitality Properties Trust ("HPT"), to sell 15 hotels for a total purchase price of $100.0 million, and to lease the hotels back from the buyer under a non-cancelable operating lease. The Company completed the sale and leaseback of five hotels in December 1997, nine hotels in the first quarter of 1998, and one hotel in the third quarter of 1998. In December 1998, the Company agreed to sell two additional hotels to HPT under the terms of the 1997 transaction. The total adjusted purchase price was $118.5 million. These hotels were sold in January 1999.

    In May 1998, the Company announced a second agreement with HPT to sell and leaseback 17 hotels for a total purchase price of $142.4 million, as amended. The Company completed the sale and leaseback of four hotels in the third quarter of 1998, six hotels in the third quarter of 1998, six hotels in the fourth quarter of 1998, and one hotel in the first quarter of 1999.

    In July 2001, the Company entered into another agreement with HPT to sell and leaseback two hotels for a total purchase price of $28.9 million. The Company completed the sale and leaseback of these hotels in August 2001. As a result of the transaction, the Company recognized a loss of $214,000 on one hotel in the current quarter and deferred the $64,000 gain on the other hotel.

    In total, the Company has sold $289.8 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note 1). The Company recognized approximately $1.0 million and $1.6 million of deferred gain in income in the nine-months ended September 30, 2001 and 2000, respectively. The Company has recognized $5.1 million of deferred gain in income as of September 30, 2001. Sale proceeds, net of the deferred gain and related cost of the Hotels sold are presented on the statement of operations.

    Terms of the sales are all cash at the close of escrow for hotels sold. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

    The agreements provide for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place a 5% deposit with HPT, upon the initial closing of each transaction. The deposit will be refunded to the Company when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. The deposit was charged to cost of sales as the hotels were sold. Upon attainment of the required coverage ratios, the portion of the deposit refunded to the Company will be recognized in income beginning in the period such funds, if any, are received. During the quarter ended September 30, 2001, the Company received approximately $3.1 million previously paid as a deposit. The amount was recorded as an increase to the deferred gain and is being recognized into income over the remaining lease term.

Note 5: Commitments

    During the quarter ended September 30, 2001, the Company re-negotiated its operating leases to combine the separate leases entered into through the sale-leaseback transactions. As a result, the lease term was extended with a remaining lease term of 15 years expiring on December 2016. The monthly lease payments were not affected by the new lease terms.

Note 6: Effective New Accounting Pronouncements

    On June 29, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 20, 2001. Additionally, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" was issued. Under Statement 142, goodwill and other indefinite lived intangibles are no longer amortized, but are periodically reviewed for impairment. Intangibles with definite lives are amortized over their useful lives. Statement 142 is effective for years beginning after December 15, 2001. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was also issued for years beginning after December 15, 2001. Statement 144 revises the measurement and recognition of impairment, specifically on assets held for disposal.

    The Company does not believe the issuance of either of these statements will have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

    Candlewood owns, operates, franchises, manages and develops Candlewood Suites hotels to serve mid-market extended-stay business travelers. At the end of 2000, we had a total of 72 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 17 franchised hotels located in 32 states. At September 30, 2001, we had a total of 76 company-operated hotels, two managed hotels and 26 franchised hotels located in 34 states. In addition, at September 30, 2001, we had three franchise hotels under construction.

    We classify our hotel development activities into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites by Candlewood. The following tables set forth our property portfolio and hotel development, respectively, at September 30, 2001 and September 30, 2000:

                       Number of Hotels              Number of Rooms
                        September 30,                 September 30,
                       ----------------              ---------------
                       2001       2000    Increase    2001      2000    Increase
                       ----       ----    --------   ------    ------   --------
    Owned                31         32       (1)      3,786     3,968     (182)
    Leased               36         34        2       4,292     3,893      399
    Managed               2          2       --         179       179       --
    Joint Venture         9          5        4       1,159       636      523
    Franchised           26         15       11       2,637     1,652      985
                       ----       ----    -----      ------    ------   ------
         Total          104         88       16      12,053    10,328    1,725


                                     September 30,
                                   ----------------     Increase/
                                   2001        2000     (Decrease)
                                   ----        ----     ----------
          Open Hotels
          Owned                      31          32         (1)
          Leased                     36          34          2
          Managed                     2           2         --
          Joint Venture               9           5          4
          Franchised                 26          15         11
                                   ----        ----     ------
               Total                104          88         16

          Under Construction
          Owned                      --           1         (1)
          Leased                     --          --         --
          Managed                    --          --         --
          Joint Venture              --           4         (4)
          Franchised                  3           6         (3)
                                   ----        ----     ------
               Total                  3          11         (8)

    In the quarter ended September 30, 2001, we opened five franchised hotels in the following locations:

    -   Wichita, Kansas

    -   Indianapolis, Indiana

    -   Hopewell/Petersburg, Virginia

    -   Brunswick, Georgia

    -   Rogers, Arkansas

    Our consolidated statements of operations includes revenues and expenses for only those hotels which are operated by consolidated subsidiaries of Candlewood Hotel Company, Inc. (owned and leased hotels). We refer to these hotels collectively as our corporate hotels. Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our hotel operations revenues or expenses. Franchise fees, royalty fees, management fees, equity income from investment in joint ventures and other fees received from franchise and joint venture hotels are included in other income in our consolidated statements of operations. As of September 30, 2001, we managed two non-joint venture hotels. Our management fees are based on a percentage of gross revenues, operating profits and cash flow.

    We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. At September 30, 2001, we had 23 signed franchise agreements for hotels not yet under construction. These contracts provide for a variety of conditions and may never result in the opening of a hotel. Additionally, we are actively marketing management contracts to existing and prospective franchisees to utilize our management experience and expertise to manage their hotels.

    Our results of operations are measured by our revenue per available room (RevPAR), which is a factor of occupancy and room rate. We intend to focus on increasing occupancy levels at each of our newly opened hotels until such time as the occupancy levels reach stabilization. Once occupancy levels stabilize at a corporate hotel, we review the daily pricing rates of that hotel. We believe that this practice is a prevailing standard in the U.S. lodging industry.

    In three separate sale-leaseback transactions, we have sold and leased back certain of our hotels from Hospitality Properties Trust, or HPT, a real estate investment trust. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. The transactions were closed in stages, beginning in December 1997 and ending in August 2001. The results from operations for 2001 and 2000 reflect the transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. As the hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sale of the hotels is recorded net of the deferred gain on sale. Under generally accepted accounting principles, the gain must be deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 4 to Consolidated Financial Statements. We will continue to evaluate the potential for future sale-leaseback transactions.

    In October 2001, we announced a layoff of approximately 10% of our corporate office personnel and restructured our operations field administration organization, which included a reduction in the number of multi-unit operations personnel. These layoffs are primarily in response to the slowing economy and the decline in business travel following the World Trade Center attacks. We have taken these steps, in addition to others, to preserve our financial resources and our competitive advantage in the marketplace. As a result of the severance packages and other costs associated with these layoffs, we do not expect to see any reduction in hotel operating and corporate operating expenses until the first quarter of 2002.

RESULTS OF OPERATIONS

Comparison of fiscal quarters ended September 30, 2001 and September 30, 2000

         Hotel Operations

         Hotel Operations Revenue

         For the quarter ended September 30, 2001, hotel operations revenue for corporate hotels totaled $33.5 million, compared to $33.6 million for the quarter ended September 30, 2000. Hotel operations revenue includes room revenue and other revenue (e.g., guest telephone and sales of products from the Candlewood cupboard). The slight decrease in revenue is primarily due to lower hotel room rates, the reduction in business travel experienced as a result of the slowing economy and to a lesser extent the impact of the World Trade Center attacks. As a result, we expect our revenue to decline during the fourth quarter of 2001. The decrease in revenue was partially offset by the impact of the opening of the Jersey City, New Jersey corporate hotel in April 2001. The following table sets forth the operating statistics for corporate hotels for the three months ended September 30, 2001 and September 30, 2000:

                                    For the three-months ended
                                           September 30,
                                    --------------------------
                                        2001          2000         Change
                                       ------        ------        ------
     Occupancy                          76.5%         77.4%         (0.9)%
     Average Daily Rate                $57.10        $58.09        $(0.99)
     Revenue per available room        $43.66        $44.99        $(1.33)

    Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 76.5% for the quarter ended September 30, 2001, compared to 77.4% for the quarter ended September 30, 2000. Occupancy in the third quarter continued to be negatively influenced by the effect of the slowing economy on our customers' businesses and to a lesser extent the impact of the World Trade Center attacks on business travel. Overall, the decrease in occupancy was experienced in both short and long-term stays, but was particularly prevalent in our short-term stays, which we consider to be stays of six nights or less. We cannot predict when or whether current occupancy levels and room rates can be maintained or improved.

    The average daily room rate for corporate hotels for the quarter ended September 30, 2001 was $57.10, compared to $58.09 for the quarter ended September 30, 2000. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in average daily rate was primarily due to a reduction in the number of short-term stays (six nights or less) which are charged at a higher daily rate. This was partially offset by the opening of the Jersey City hotel, which has a significantly higher room rate than other corporate hotels. Other factors that influence average daily room rates include lower rates for long-term stays (seven or more nights), higher rates for our one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

    Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $43.66 for the quarter ended September 30, 2001, compared to $44.99 for the quarter ended September 30, 2000. The decrease in revenue per available room was primarily due to the decrease in the average daily rate.

    Future occupancy and room rates may be impacted by a number of factors including:

    -   the number and geographic location of new hotels;

    -   the season in which new hotels open;

    -   competition;

    -   market acceptance of our hotels;

    -   general economic conditions;

    -   unexpected events, such as the World Trade Center attacks; and

    -   the profitability of the businesses' of our core customers.

    Hotel Operating Expenses

    Hotel operating expenses for the quarter ended September 30, 2001 totaled $19.6 million, compared to $16.8 million for the quarter ended September 30, 2000. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to increased wages, increased promotional cost associated with our Amazon.com web-site sales promotion, operating costs for the new Jersey City hotel, increased property taxes, higher utility costs and costs related to the restructuring of the operations field administration team. In an effort to improve product consistency and revenue management, effective January 1, 2001, we restructured our operations field administration to include several operations area coaches and area sales directors in addition to the regional operations directors. In response to slowing economy and the decline in business travel following the World Trade Center attacks, in October 2001, we restructured our operations field administration organization, which included a reduction in the number of multi-unit operations personnel. As a result of the severance packages and other costs associated with this layoff, we do not expect to see any reduction in hotel operating expenses until the first quarter of 2002.

    Rent Expense on Leased Hotels

    Rent expense on the 36 leased hotels for the quarter ended September 30, 2001 was $6.8 million, compared to $6.3 million for the 34 leased hotels for the quarter ended September 30, 2000. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is due to the sale and leaseback of two additional hotels in the third quarter of 2001.

    Hotel Opening Costs

    Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. There were no opening costs for the quarter ended September 30, 2001, as we had no hotel openings or projects under construction during the quarter. Opening costs for the quarter ended September 30, 2000 totaled $44,000.

    Hotel Depreciation and Amortization

    Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended September 30, 2001 totaled $3.0 million, compared to $2.5 million for the quarter ended September 30, 2000. This increase in depreciation and amortization expense was largely due to the opening of the Jersey City, New Jersey hotel in April 2001. This hotel was built in a higher priced, primary market where construction costs are higher. In addition, leasehold improvement depreciation expense was higher due to increased capital expenditures at our leased hotels, and software amortization expense increased as a result of the full quarter impact of the field property management system purchased in the third quarter of 2000. For both 2001 and 2000, depreciation and amortization expense does not reflect any expense for properties sold in the sale leaseback transactions. In accordance with generally accepted accounting principles, we do not depreciate assets held for sale. As of September 30, 2001 and September 30, 2000, we had no assets which were held for sale. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to forty years.

    Corporate Operations

    Other Income

    Other income for the quarter ended September 30, 2001 totaled $1.1 million, unchanged from the quarter ended September 30, 2000. Other income consists primarily of royalty fees (revenue-based fees received over the life of a franchise agreement), franchise fees (a one-time fee received upon execution of a franchise agreement), management fees and joint venture equity income. Equity income represents our share of the profits of unconsolidated joint venture hotels. Franchise fee income (including application and royalty fees) for the quarter ended September 30, 2001 totaled $836,000, compared to $639,000 for the quarter ended September 30, 2000. The growth in franchise fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. We had 26 franchised hotels

(excluding the Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel) open as of September 30, 2001, compared to 15 at September 30, 2000. The eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel (classified as joint venture hotels in our property table) are Candlewood franchise hotels that we manage. As a result, we receive royalty fees, management fees and equity income from these hotels. The first of these hotels did not open until April 2000. Management fee income for the quarter ended September 30, 2001 totaled $350,000, compared to $269,000 for the quarter ended September 30, 2000. The increase in management fee income was due to the management fees received from the eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel. For the quarter ended September 30, 2001, we recorded a loss of $88,000 on our joint venture hotels, compared to $183,000 of income for the quarter ended September 30, 2000. This loss is due to the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying equity in the net assets of the joint venture.

    We sold two hotels to HPT during the quarter ended September 30, 2001 and recognized $357,000 of the total deferred gain on hotels sold. For the quarter ended September 30, 2000, we recognized $550,000 of the deferred gain on hotels sold.

    Corporate Operating Expenses

    Corporate operating expenses for the quarter ended September 30, 2001 totaled $1.5 million, compared to $1.6 million for the quarter ended September 30, 2000, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as travel, office space lease, professional fees, utilities and similar expenses. The decrease in 2001 corporate operating expenses was primarily due to the reduction in corporate incentive bonus costs. This was partially offset by higher salaries and wages, a change in the capitalization of internal hotel development costs, and the accounting treatment afforded certain internal personnel costs related to the development and installation of the new field property management system in 2000. Beginning in June 2001, in response to the limited amount of hotel development activity we have experienced in 2001, we ceased capitalization of internal real estate development costs. As for the field property management system, pursuant to accounting Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain specific internal personnel costs were capitalized as part of the system. This project was completed in the third quarter of 2000 and the costs of these personnel have since been recorded as an expense.

    In response to slowing economy and the decline in business travel following the World Trade Center attacks, in October 2001, we announced a layoff of approximately 10% of our corporate office personnel. As a result of the severance packages and other costs associated with this layoff, we do not expect to see any reduction in corporate operating expenses until the first quarter of 2002.

    Corporate Depreciation and Amortization

    Depreciation and amortization applicable to corporate operations for the quarter ended September 30, 2001 totaled $182,000, compared to $179,000 for the quarter ended September 30, 2000. Depreciation and amortization reflects depreciation of the leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization expense for intangible assets (e.g., operating rights and trademarks) is computed using the straight-line method over a period of twenty years.

    Interest Income and Expense

    Interest income for the quarter ended September 30, 2001 was $219,000, compared to $335,000 for the quarter ended September 30, 2000. Interest income for the quarters ended September 30, 2001 resulted primarily from the temporary investment of cash provided by operations and proceeds from the third quarter 2001 sale-leaseback transaction. For the quarter ended September 30, 2000, interest income resulted primarily from the temporary investment of cash provided by operations. The decrease for the quarter ended September 30, 2001 is largely due to lower cash levels and lower investment rate yields.

    Interest expense, net of capitalized interest, for the quarter ended September 30, 2001 was $4.3 million, compared to $5.0 million for the quarter ended September 30, 2000. The decrease in interest expense is due to lower LIBOR interest rates and lower debt levels during the third quarter ended September 30, 2001, partially offset by a reduction in the amount of interest capitalized to development projects. We had fewer projects under construction in the third quarter of 2001, thereby reducing the amount of interest capitalized.

    Sales of Hotels

    We have sold to and leased back from HPT 36 hotels, two of which were sold during the third quarter 2001. One of these hotels was sold at a loss of $214,000, which we have recorded in the quarter ended September 30, 2001. The $64,000 gain from the sale of the other hotel has been deferred and will be recognized over the remaining lease term. In total, we have recorded $19.6 million of deferred gain on the sales, a portion of which was been recorded in income in the quarters ended September 30, 2001 and September 30, 2000. The following table sets forth the sales proceeds, rent expense and earnings related to our leased hotels for the quarters ended September 30, 2001 and September 30, 2000 (in thousands):

                                                For the three-months ended
                                                      September 30,
                                                --------------------------
                                                 2001               2000
                                                -------             ------
     Proceeds from sale of hotels, net
        of deferred gain of $64 and 0,
        respectively                            $28,850             $   --
     Cost of hotels sold                        $29,064             $   --
     Rent expense on leased hotels              $ 6,807             $6,294
     Gain recognized into earnings              $   357             $  550

Comparison of nine-months ended September 30, 2001 and September 30, 2000

         Hotel Operations

         Hotel Operations Revenue

         For the nine-months ended September 30, 2001, hotel operations revenue totaled $98.0 million, compared to $97.7 million for the nine-months ended September 30, 2000. The increase in revenue reflects the increased revenue generated in 2001 due to the opening of the Jersey City, New Jersey hotel. This was partially offset by a reduction in overall hotel performance as a result of the slowing economy and the slowdown in business travel experienced in the wake of the World Trade Center attacks. The following table sets forth the operating statistics for corporate hotels for the nine-months ended September 30, 2001 and September 30, 2000:

                                        For the nine-months ended
                                                September 30,
                                          ---------------------
                                           2001           2000         Change
                                          ------         ------        ------
     Occupancy                             74.4%          77.7%         (3.3)%
     Average Daily Rate                   $58.60         $57.09        $ 1.51
     Revenue per available room           $43.57         $44.36        $(0.79)

    The average occupancy rate for corporate hotels for the nine-months ended September 30, 2001 was 74.4%, compared to 77.7% for the nine-months ended September 30, 2000. The decrease in occupancy was a result of the slowing economy and the effect it has had on our customers' businesses.

    The average daily room rate for corporate hotels for the nine-months ended September 30, 2001 was $58.60, compared to $57.09 for the nine-months ended September 30, 2000. The increase in average daily rate was primarily due to the opening of the Jersey City hotel in April 2001. Revenue per available room was $43.57 for the nine-months ended September 30, 2001, compared to $44.36 for the nine-months ended September 30, 2000. The decrease in revenue per available room is primarily due to the lower average occupancy rate.

    Hotel Operating Expenses

    Hotel operating expenses for the nine-months ended September 30, 2001 totaled $55.8 million, compared to $51.0 million for the nine-months ended September 30, 2000. The increase in hotel operating expenses was due to increased wages, operating costs for the new hotel in Jersey City, higher maintenance and utility costs, increased promotional costs related to the Amazon.com web-site sales promotion, costs related to the restructuring of the operations field administration team and increased property taxes.

    Rent Expense on Leased Hotels

    For the nine-months ended September 30, 2001, we incurred rent expense of $19.5 million for leased hotels, compared to $18.9 million for the nine-months ended September 30, 2000. The increase in rent expense in 2001 is due to the sale and leaseback of two additional hotels in the third quarter 2001 and an increase in contingent rent expense incurred on certain properties.

    Hotel Opening Costs

    Opening costs for the nine-months ended September 30, 2001 totaled $230,000, compared to $157,000 for the nine-months ended September 30, 2000. The increase in opening costs is a result of the opening of the Jersey City, New Jersey hotel in April 2001, which is located in a higher-priced, primary market.

    Hotel Depreciation and Amortization

    Depreciation and amortization expense applicable to hotel operations for the nine-months ended September 30, 2001 totaled $8.3 million, compared to $7.3 million for the nine-months ended September 30, 2000. The increase in depreciation and amortization expense was primarily a result of the opening of the Jersey City, New Jersey hotel. In addition, leasehold depreciation was higher due to increased capital expenditures at our leased hotels, and software amortization expense increased as a result of the full nine-month impact of the field property management system purchased in the third quarter of 2000.

    Corporate Operations

    Other Income

    Other income for the nine-months ended September 30, 2001 totaled $2.8 million, compared to $2.3 million for the nine-months ended September 30, 2000. Franchise fee income (including application and royalty fees) for the nine-months ended September 30, 2001 totaled $2.2 million, compared to $1.7 million for the nine-months ended September 30, 2000. The growth in franchise fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. Management fee income for the nine-months ended September 30, 2001 totaled $985,000, compared to $437,000 for the nine-months ended September 30, 2000. The increase in management fee income was due to the management fees received from the eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel. For the nine-months ended September 30, 2001, we recorded a loss of $369,000 on our joint venture hotels, compared to $129,000 of income for the nine-months ended September 30, 2000. This loss is due to the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying equity in the net assets of the joint venture.

    We sold two hotels to HPT during the nine-months ended September 30, 2001 and recognized $1.0 of the total deferred gain on hotels sold. For the nine-months ended September 30, 2000, we recognized $1.6 million of the deferred gain on hotels sold.

    Corporate Operating Expenses

    Corporate operating expenses for the nine-months ended September 30, 2001 totaled $4.9 million, compared to $4.6 million for the nine-months ended September 30, 2000. Corporate operating expenses increased in 2001 due to increased wages and a reduction in capitalized development costs. These increases were offset by a reduction in incentive bonus and travel costs.

    Corporate Depreciation and Amortization

    Depreciation and amortization applicable to corporate operations for the nine-months ended September 30, 2001 totaled $530,000, compared to $542,000 for the nine-months ended September 30, 2000.

    Interest Income and Expense

    Interest income for the nine-months ended September 30, 2001 was $600,000, compared to $834,000 for the nine-months ended September 30, 2000. Interest income for the nine-month period ended September 30, 2001 resulted primarily from the temporary investment of cash provided by operations and the third quarter 2001 sale-leaseback transaction. For the nine-month period ended September 30, 2000, interest income resulted primarily from the temporary investment of cash provided by operations. The decrease for the nine-months ended September 30, 2001 is largely due to lower investment rate yields.

    Interest expense, net of capitalized interest, for the nine-months ended September 30, 2001 was $13.5 million, unchanged from the nine-months ended September 30, 2000. During the nine-months ended September 30, 2001 we experienced higher debt levels than in the same period in 2000 and had a reduction in the amount of interest capitalized, as a result of having fewer projects under construction. These factors were offset in entirety by lower LIBOR interest rates.

    Sales of Hotels

    We have sold to and leased back from HPT 36 hotels, two of which were sold during the nine-months ended September 30, 2001. One of these hotels was sold at a loss of $214,000, which we have recorded in the nine-months ended September 30, 2001. The $64,000 gain from the sale of the other hotel has been deferred and will be recognized over the remaining lease term. In total, we have recorded a deferred gain on sales of hotels of $19.6 million, a portion of which has been recorded in income in the nine-months ended September 30, 2001 and September 30, 2000. The following table sets forth the rent expense and earnings related to our leased hotels for the nine-month periods ended September 30, 2001 and September 30, 2000 (in thousands):

                                                     For the nine-months ended
                                                           September 30,
                                                     -------------------------
                                                      2001              2000
                                                     -------           -------
          Proceeds from sale of hotels, net
            of deferred gain of $64 and $0,
            respectively                             $28,850           $    --
          Cost of hotels sold                        $29,064           $    --
          Rent expense on leased hotels              $19,468           $18,852
          Gain recognized into earnings              $ 1,049           $ 1,587

Liquidity and Capital Resources

    We had cash and cash equivalents of $23.9 million at September 30, 2001, compared to $21.6 million at September 30, 2000. Net cash used in operating activities totaled $1.4 million for the nine-months ended September 30, 2001, compared to $6.6 million of cash provided by operating activities for the nine-months ended September 30, 2000. Uses of cash for the nine-months ended September 30, 2001 consisted of a decrease of $4.9 million in accounts payable and other accrued expenses, an increase in sale-leaseback deposits of $3.8 million, a $2.7 million increase in other assets and $1.0 million of deferred gain recognition on sale of hotels. The increase in other assets is largely due to the funding of the furniture, fixtures and equipment ("FF&E") cash reserve accounts. These accounts are stipulated in the lending agreements and the cash reserved is for replacement and refurbishment of hotel furniture and fixtures. Sources of cash for the nine-months ended September 30, 2001 consisted primarily of $8.8 million of non-cash depreciation and amortization expense and $3.1 million of deferred gain on sale of hotels. For the nine-months ended September 30, 2000, uses of cash consisted primarily of a $3.5 million increase in other assets (primarily FF&E) and a $1.6 million of deferred gain recognition on sale of hotels. Other uses of cash included a $1.2 million decrease in accounts payable and other accrued expenses and a $1.0 million increase in accounts receivable. The primary sources of cash for the nine-months ended September 30, 2000 were $6.4 million of net income from operations and $7.9 million of non-cash depreciation and amortization expense.

    Net cash provided by investing activities for the nine-months ended September 30, 2001 totaled $27.2 million, compared to $18.6 million of net cash used in investing activities for the nine-months ended September 30, 2000. Sources of cash for the nine-months ended September 30, 2001 consisted of proceeds from the sale of hotels and cash distributions from the joint ventures. Cash used in investing activities for the nine-months ended September 30, 2001 consisted of expenditures for property and equipment and investment in joint venture hotels. For the nine-months ended September 30, 2000, net cash used in investing activities consisted of expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, investment in joint venture hotels, and acquisition costs for potential development sites.

    For the nine-months ended September 30, 2001, net cash used in financing activities was $23.8 million, compared to $15.0 million of net cash provided by financing activities for the nine-months ended September 30, 2000. Net cash used in financing activities during the nine-months ended September 30, 2001 included $27.3 million of principal payments on notes payable and $6.0 million of preferred stock dividend payments, partially offset by $9.5 million of proceeds from mortgages and notes payable. The principal payments on notes payable related primarily to the payoff of loans associated with the sale of the two hotels to HPT and payments made to extend or refinance notes which matured during the nine-months ended September 30, 2001. For the nine-months ended September 30, 2000, net cash provided by financing activities consisted of $22.5 million in proceeds from mortgages and notes payable, partially offset by $1.3 million of principal payments on notes payable and $6.0 million of preferred stock dividend payments.

    Under the terms of the agreement with Boston Capital and Mass Mutual, since we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to existing joint venture hotels by up to 5% of the estimated total costs. As of September 30, 2001, we had eight hotels open with none under construction and the additional capital contribution amount was estimated at approximately $4.3 million. As of November 12, 2001, Boston Capital and Mass Mutual had not required us to increase our capital contribution, although they may require us to do so in the future. We are otherwise in compliance with the terms of the joint venture agreement. We will continue to identify and evaluate potential joint venture sites with these partners.

    We currently have borrowed a total of $192.9 million from various credit institutions (GMAC and one other financial institution) and Hilton Hotels Corporation (Doubletree) in connection with the development of Candlewood hotels. The maturity dates for these loans range from December 2001 to June 2011, as amended, with interest rates, which range from 6.98% to 9.25% on non-Doubletree loans ($177.9 million) to a fixed 15.0% on the Doubletree loan ($15.0 million). Approximately $27.4 million and $116.3 million of the total debt matures in 2001 and 2002, respectively. We currently do not have sufficient cash available to pay off the principal amount of these loans.

    Pursuant to the terms of the agreements we have with the credit institutions, each loan provides for an extension period. In regards to the debt maturing in the balance of 2001 ($15.0 million), we plan to exercise our contractual right and extend this debt for another year. It is our practice to evaluate each loan based on a number of factors, including hotel performance, interest rate, secondary market considerations and corporate strategy, to determine if we will seek an extension or refinancing. We cannot provide any assurance that we will be able to extend the maturity dates of our indebtedness beyond the extension periods provided for in our debt agreements or refinance any of our indebtedness on terms acceptable to us, or at all.

    In regards to the Doubletree debt, the first installment of $12.5 million matured on November 11, 2001. We did not pay that principal amount. We are in discussions with Doubletree regarding an extension on this debt. As consideration for securing an extension, we may be required to pay down a portion of the debt at or prior to the original maturity date. We are unable to assure that we will be able to extend the maturity date of the Doubletree debt or that other financing will be available to us on acceptable terms, or at all. Our inability to repay or refinance our debt obligations could result in litigation and have a material adverse effect on our business and results of operations.

    As of September 30, 2001, we have guaranteed approximately $57.5 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from October 2002 to December 2007. This debt is not included in our consolidated financial statements.

    Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to the Stated Value of the Series A ($65.0 million) and Series B ($42.0 million) Preferred Stock plus unpaid dividends. The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly and in preference to any dividend on our Common Stock. These payments are approximately $2.0 million per quarter. Failure to pay these dividends results in an automatic adjustment to the conversion price of the Preferred Stock and may result in an increase in our dividend rate. We have not paid dividends on our Common Stock. We currently do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. After payment of dividends on the Series A and Series B Preferred Stock, we intend to retain any future earnings for reinvestment in the development and expansion of our business.

    We believe that a combination of our cash and cash equivalents, cash from operations, borrowed funds from third-party lenders (if approved on an individual basis) and construction loan guarantees from Doubletree will be sufficient to provide capital for operations through December 2002. We will be required to invoke contractual extensions or refinance a significant amount of debt that is scheduled to mature during the balance of 2001 and 2002.

    From time to time we will consider strategic acquisitions as a means of growth, which may require additional capital. We continue to consider a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to build or acquire additional hotels. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

Impact of New Accounting Standards

    On June 29, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 20, 2001. Additionally, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" was issued. Under Statement 142, goodwill and other indefinite lived intangibles are no longer amortized, but are periodically reviewed for impairment. Intangibles with definite lives are amortized over their useful lives. Statement 142 is effective for years beginning after December 15, 2001. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was also issued for years beginning after December 15, 2001. Statement 144 revises the measurement and recognition of impairment, specifically on assets held for disposal.

    We do not believe the issuance of either of these statements will have a material impact on our results of operations or financial position.

Quantitative and Qualitative Disclosure of Market Risk

    Our earnings are affected by changes in interest rates as the majority of our outstanding indebtedness is at variable rates based on LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance effected by LIBOR at September 30, 2001, would change by approximately $18,000. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at September 30, 2001, would change by approximately $2,000.

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

    Adverse Economic Conditions May Negatively Impact Our Occupancy Rates and Results of Operations. Since our core customers are extended-stay business travelers, moderate or severe economic downturns or adverse economic conditions negatively affect our operations. These economic conditions may be widespread or isolated to one or more geographic regions. Economic downturns generally cause a decline in the occupancy rates of our hotels as our core customers limit their extended-stay travel. The tragedy at the World Trade Center caused significant short-term declines in occupancy and rate. Decreases in our occupancy rates result in a decrease in our operating revenue. In addition, as our occupancy rates decrease, we expect that competition will increase and that the average daily room rate of our hotels will be negatively impacted. As a result, recessions or other general economic conditions may have a negative impact on our results of operations and financial condition.

    We have Never Been Profitable. At September 30, 2001, we operated 76 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

    We May be Unable to Service or Repay our Debt Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends will depend upon our ability to generate capital in the future. Approximately $27.4 million and $116.3 million of our total debt matures in 2001 and 2002, respectively. Of this amount, $12.5 million matured on November 11, 2001. We cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations as they become due including the amount due in November 2001. In addition, we may need to refinance all or a portion of our indebtedness on or before the maturity date. We do not currently have sufficient capital to pay all of our debts if they were due today and cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt obligations or preferred stock could result in litigation and have a material adverse effect on our business and results of operations. See - "Liquidity and Capital Resources."

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

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CANDLEWOOD HOTEL COMPANY, INC.


Date:  November 12, 2001           By: /s/ Jack P. DeBoer
                                       -----------------------------------------
                                           Jack P. DeBoer, Chairman
                                           and Chief Executive Officer


Date:  November 12, 2001           By: /s/ Warren D. Fix
                                       -----------------------------------------
                                           Warren D. Fix, Executive Vice
                                           President and Chief Financial Officer

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

  10.13 Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(6)

  10.14    First Amendment to Purchase and Sale Agreement, Agreement to Lease,
           Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing
           No. 2, Inc., HPT and HPT CW II.(9)

  10.15    Second Amendment to Purchase and Sale Agreement, Agreement to Lease,
           Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No.
           2, Inc., HPT and HPT CW II.(7)

  10.16 Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto.(9)

  10.17 Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT.(6)

  10.18    Securities Purchase Agreement dated as of September 30, 1998.(8)

  10.19    Lease Agreement dated April 30, 1998 by and between Candlewood Hotel
           Company, Inc. and Vantage Point Properties, Inc.(9)

  10.20    Amended and Restated Stock Pledge Agreement, dated as of August 10,
           2001, by Candlewood Hotel Company, Inc. for the benefit of HPT CW.

  10.21    Amended and Restated Security Agreement by and between Candlewood
           Leasing No. 1, Inc. and HPT CW.

  10.22    Amended and Restated Assignment and Security Agreement by and between
           Candlewood Leasing No. 1, Inc. and HPT CW.

  10.23    Amended and Restated Lease Agreement by and between Candlewood
           Leasing No. 1, Inc. and HPT CW.

  10.24    Third Amendment to Agreement to Lease by and between Candlewood Hotel
           Company, Inc. and HPT.

  10.25    Amended and Restated Guaranty Agreement by Candlewood Hotel Company,
           Inc. for the benefit of HPT CW and HPT.

  10.26    Purchase and Sale Agreement by and among Candlewood Hotel Company,
           Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las
           Vegas, NV, LLC and HPT.

  11.1     Statement re Computation of Per Share Earnings -- not applicable.

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