Form 10-K
period 2001-12-31
CANDLEWOOD HOTEL CO INC
filed 2002-03-29
CIK 1022820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       or

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

           Yes [X]    No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of common stock held by non-affiliates of the registrant, as of March 15, 2002, was $11,159,536 based on the closing sales price of $1.68 on such date.

           The number of shares outstanding of the registrant's common stock, as of March 15, 2002, was 9,025,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on May 14, 2002 are incorporated by this reference into
Part III as set forth herein.

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

           Candlewood Hotel Company, Inc. owns, operates, franchises and manages high-quality, value-oriented, business-travel hotels. Our hotel properties offer accommodations for all guests, while catering to mid-market and upscale business and personal travelers seeking multiple night stays. At December 31, 2001, we had 76 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 27 franchised hotels. In addition, at December 31, 2001, we had three franchised hotels under construction. See "Properties" below.

           Candlewood Hotel Company, Inc. was incorporated in the State of Delaware in August 1996 and our principal executive offices are located at 8621 East 21st Street North, Suite 200, Wichita, Kansas 67206, telephone (316) 631-1300.

OUR BRANDS

           We operate two brands in the lodging market - Candlewood Suites and Cambridge Suites. Each brand is built on the foundation of providing exceptional value to all guests and designed to appeal to different price points in the lodging market.

      CANDLEWOOD SUITES

           Candlewood Suites hotels offer upscale, spacious accommodations at competitive rates that we believe are attractive to mid-market business and personal travelers. Each Candlewood Suites hotel is comprised of studios and one-bedroom suites, both of which contain business and other amenities consistent with amenities found in upscale, full-service hotels. We believe that the 350 square foot studio suites are larger than most full-service hotel rooms. Up to 25% of the rooms in a standard Candlewood Suites hotel are one-bedroom suites, which are approximately 525 square feet, and are designed to accommodate guests who desire a bedroom separated from the kitchen and office area.

           We believe that Candlewood Suites hotels offer the accommodations and amenities that are desired by guests staying an extended period of time. Each Candlewood Suites hotel is equipped with the following amenities and values, which we refer to as "Candlewood values":

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

In addition, each Candlewood Suites studio and one-bedroom suite offers amenities designed to accommodate the needs of the business traveler. These amenities include the following:

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

      CAMBRIDGE SUITES

           Building on our value positioning, Cambridge Suites offers the upscale business traveler exceptional amenities and comfort at competitive rates. Each Cambridge Suites hotel offers the following amenities:

           -     Candlewood values;

           - a recreational facility (such as a swimming pool or fitness center) or access to one;

           -     a full kitchen in every suite;

           -     a complimentary "cooked to order" breakfast; and

           -     a hospitality area for breakfast and socializing.

THE LODGING INDUSTRY

           We operate in the extended-stay segment of the U.S. lodging industry. Extended-stay hotels are generally characterized as hotels, which accept reservations, do not require a lease and provide a fully equipped kitchenette in each guestroom. An extended-stay is defined as a stay of seven consecutive nights or longer. We believe that the extended-stay market can be divided into four general sectors:

           -     the upscale sector;

           -     the mid-priced sector;

           -     the economy sector; and

           -     the budget sector.

           We operate largely in the mid-priced and upscale sectors of the lodging industry. We believe that hotels in the mid-priced sector, including our Candlewood Suites hotel brand, operated in 2001 at average daily rates exceeding $45, but less than $90. Our Cambridge Suites brand operates in the upscale sector, which we believe to have operated in 2001 with average daily rates exceeding $90. All of our owned, franchised and joint venture hotels were designed for the extended-stay business and personal traveler. We believe that the high quality of Candlewood hotels, relative to their daily rate, attract certain guests who otherwise would stay at traditional hotels. Our rates are significantly lower than full-service hotels with comparable room features and amenities and generally competitive with traditional limited-service hotels that do not offer the high quality appointments and amenities of our rooms. Accordingly, we believe that Candlewood hotels are particularly attractive to business travelers, including professionals on temporary work assignment, consultants, travelers conducting or participating in training seminars, and government employees.

HOTEL OPERATIONS

           Our focused approach to customer service enables each Candlewood hotel to employ generally only 10 to 12 employees, which helps minimize operating costs. Our hotel staff generally consists of one on-site general manager, one director of sales, one operations manager and seven to nine front desk, housekeeping and maintenance personnel. The on-site general manager at each hotel is responsible for adhering to Candlewood's quality control standards and procedures, which govern management, operations, maintenance, regulatory compliance, reporting and marketing. Each hotel is measured against guest service standards and a detailed revenue and expense budget, as well as against the performance of our other hotels. Key on-site personnel participate in an incentive program based on hotel revenues, market share performance and expense management. Our quality assurance division conducts periodic inspections of each hotel to ensure compliance with Candlewood's quality control standards. Personnel at our corporate headquarters provide each hotel with certain management services, such as accounting and payroll services, which allow our on-site hotel general managers to focus on providing guest services and result in economies of scale.

           Each Candlewood hotel on-site general manager and director of sales are required to complete classroom courses, which we administer through Candlewood University, our in house training program. In addition, our general managers and directors of sales are required to undergo on-the-job training which is tailored to teach them the marketing and operational systems specific to operating a Candlewood Suites and Cambridge Suites hotel, how to maximize operating efficiencies and how to attract extended-stay guests. In addition, dedicated pre-opening teams (consisting of our experienced general managers and directors of sales) deliver on-site training to new employees to ensure that a guest's experience at a newly opened Candlewood hotel is consistent with the standards set by existing properties. Customer service is further enhanced through the presence of an experienced team of operations area coaches. The primary role of the area coach is to provide direction, training and mentoring support to individual hotels.

           The number of housekeeping staff at a Candlewood Suites hotel is generally lower than that of a Cambridge Suites hotel of comparable size. Weekly housekeeping is provided to guests of our Candlewood Suites hotels, offering less intrusion and greater privacy, while lowering hotel expenses. Guests of our Cambridge Suites hotels receive daily housekeeping on stays of six nights or less and weekly housekeeping on stays of seven nights or longer.

SALES AND MARKETING

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

HOTEL FRANCHISING

           We have established a national franchising program, which we believe, will accelerate the establishment of our market presence and brand awareness on a national level. Our franchise efforts in regards to the Cambridge Suites brand are different than those utilized in franchising Candlewood Suites. Candlewood Suites franchise efforts are focused on new construction whereas Cambridge Suites by Candlewood targets conversion of existing upscale suite hotels. New development of Cambridge Suites by Candlewood franchise properties is considered on an individual basis. At December 31, 2001, we had 25 Candlewood Suites franchise hotels open, three hotels under construction and 22 executed franchise agreements for hotels not yet under construction. The Cambridge Suites brand was introduced by Candlewood in 2000 and as of December 31, 2001, we had two franchise hotels open with an additional four executed franchise agreements for hotels not yet under construction. See "Properties" below.

           Each franchise agreement provides for the payment of an application fee and two types of ongoing fees - a royalty fee and a marketing fee. The franchise application fee is paid upon execution of the franchise agreement and varies based upon the brand and size of the hotel. The royalty and marketing fees are based upon a percentage of the franchisee's gross room revenues. The royalty fee is four to five percent of gross room revenues, depending upon hotel age, and is intended to cover our operating expenses, such as costs incurred in providing quality assurance, administrative support and other franchise services, and to provide us with operating profits. The marketing fee is used to pay for the costs of developing and preparing advertising and direct sales materials, national advertising and certain promotional programs.

           Franchise agreements are executed when the prospective franchisee and Candlewood agree on a site prior to construction. We make the services and expertise of our franchising, facilities management, marketing and sales and operations divisions available to our franchisees in order to ensure high quality facilities and customer service. Additional fees may be charged for facilities management, marketing and other services provided to the franchisees, which are not within the scope of the franchise agreement. Our facilities management division advises on the construction and development of franchised hotels. A representative of our facilities management division visits franchised hotel sites during the construction phase and inspects and approves each franchised Candlewood hotel before or shortly after commencement of operations. In addition, after commencing operations, all franchised Candlewood hotels are subject to periodic inspection to ensure that they are in compliance with our quality control program and maintenance and updating standards. Franchise agreements for newly developed Candlewood Suites and Cambridge Suites hotels have a 20-year term. For converted Cambridge Suites hotels, the franchise agreement term is 10 years. We may terminate a franchise agreement if the franchisee fails to cure a breach of the franchise agreement in a timely manner. Our franchise agreements provide for a variety of conditions to the franchisees' obligations to build the hotels and, accordingly, these hotels may never be constructed or opened.

HOTEL JOINT VENTURES

           As of December 31, 2001, we had nine joint venture hotels that we had developed with third parties. Eight joint venture hotels were developed under an agreement with Boston Capital and Mass Mutual. The remaining joint venture hotel is located on the campus of Michigan State University in East Lansing, Michigan. All of the joint venture hotels are Candlewood Suites franchise hotels, which we operate under separate management agreements. As a result, we receive royalty fees, management fees, and equity income from these hotels. These hotels are classified as joint venture hotels in our property table. See "Properties" below.

HOTEL MANAGEMENT

           In addition to our company-operated hotels, we manage hotels owned by third parties. As of December 31, 2001, we managed two such properties; one Cambridge Suites hotel and one non-Candlewood brand hotel, the Hotel at Old Town, both located in Wichita, Kansas. See "Properties" below. Jack DeBoer, our Chairman and Chief Executive Officer, has an ownership interest in each of these hotels. See "Certain Transactions" in our Proxy Statement for our 2002 Annual Meeting of Stockholders.

           Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. Under the management contracts, we manage, operate and supervise all aspects of the hotel's operations. The owner of the hotel property is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses and salaries of all hotel employees. Each contract is generally for a term of up to five years with certain renewal rights. Either party, in the event of an uncured default, may terminate the management contract. Certain other termination provisions may also be included in the contract.

HOTEL DEVELOPMENT

           Our facilities management division is responsible for the oversight and coordination of the construction and ongoing maintenance of hotels developed by Candlewood. Most of our hotels are designed and constructed according to uniform plans and specifications. We have made design variations, including changes in the number of studio suites, double-doubles (two double beds) and one-bedroom suites, based on market demographics and site restrictions, among other factors. As of December 31, 2001, existing Candlewood Suites hotels ranged in size from 60 to 280 rooms. We believe that our coordination of the construction of our hotels and our use of a comprehensive design manual has lowered costs and resulted in consistent quality and appearance.

           As of December 31, 2001, we did not have any company-operated hotels under construction nor had we entered into any contracts for the purchase of any hotel sites. We do not currently expect to develop hotels for ourselves in 2002.

LEASE OF HOTELS

           In order to provide funds for our development activities, we have completed three separate sale-leaseback transactions with Hospitality Properties Trust, a Maryland real estate investment trust ("HPT"). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in August 2001.

           As of December 31, 2001, we had sold 36 hotels to HPT for an aggregate purchase price of $289.8 million. See "Properties" below. Each of the hotels sold is leased back to Candlewood pursuant to an operating lease, which expires in December 2016. The lease provides for two types of rent; base rent, which is a fixed amount, and contingent rent, which is equal to 10% of the increase in gross hotel sales over the amount generated in each hotel's second year of operation. As of December 31, 2001, the annual base rent for the 36 leased hotels was approximately $29.5 million.

PROPERTIES

           We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following tables set forth information by brand as of December 31, 2001 with respect to these properties:

Existing hotels as of December 31, 2001:

Company-owned:

                                                                                                                          NUMBER
              LOCATION                                          BRAND                       DATE OPENED                  OF ROOMS
---------------------------------------------             ------------------               ---------------               --------
Kansas City - Overland Park, Kansas                       Candlewood Suites                October, 1997                     122
Charlotte, North Carolina - Coliseum                      Candlewood Suites                November, 1997                     81
Knoxville, Tennessee                                      Candlewood Suites                December, 1997                     98
Houston, Texas - Galleria                                 Candlewood Suites                December, 1997                    122

                                                                                                                          NUMBER
              LOCATION                                          BRAND                       DATE OPENED                  OF ROOMS
---------------------------------------------             ------------------               ---------------               --------
Dallas / Ft. Worth - Fossil Creek                         Candlewood Suites                March, 1998                        98
Raleigh, North Carolina - Cary                            Candlewood Suites                April, 1998                        81
Detroit - Auburn Hills, Michigan                          Candlewood Suites                May, 1998                         110
Chicago - Libertyville, Illinois                          Candlewood Suites                June, 1998                        122
Detroit - Troy, Michigan                                  Candlewood Suites                June, 1998                        118
Dallas / Ft. Worth - Arlington, Texas                     Candlewood Suites                August, 1998                      125
Orange County, California  Anaheim South                  Candlewood Suites                August, 1998                      133
Orange County, California - Irvine Spectrum               Candlewood Suites                September, 1998                   122
Dallas / Ft. Worth - Plano                                Candlewood Suites                October, 1998                     122
Dallas / Ft. Worth - Galleria                             Candlewood Suites                October, 1998                     134
Orlando - Altamonte Springs, Florida                      Candlewood Suites                November, 1998                    122
Ann Arbor, Michigan                                       Candlewood Suites                November, 1998                    122
Chicago - Waukegan, Illinois                              Candlewood Suites                December, 1998                    122
Greensboro, North Carolina                                Candlewood Suites                December, 1998                    122
Clearwater - St. Petersburg, Florida                      Candlewood Suites                December, 1998                    104
Dallas / Ft. Worth - North / Richardson                   Candlewood Suites                January, 1999                     122
Atlanta, Georgia - Gwinnett Place                         Candlewood Suites                February, 1999                    122
Chicago - Schaumburg, Illinois                            Candlewood Suites                February, 1999                    122
Chicago - Warrenville, Illinois                           Candlewood Suites                February, 1999                    122
St. Louis, Missouri                                       Candlewood Suites                March, 1999                       122
Chicago - Hoffman Estates, Illinois                       Candlewood Suites                April, 1999                       122
Cleveland - North Olmstead, Ohio                          Candlewood Suites                April, 1999                       125
Columbus, Ohio - Airport                                  Candlewood Suites                May, 1999                         122
Oklahoma City, Oklahoma                                   Candlewood Suites                June, 1999                        122
Miami, Florida - Airport West                             Candlewood Suites                August, 1999                      128
Chicago - O'Hare                                          Candlewood Suites                November, 1999                    160
Jersey City, New Jersey                                   Candlewood Suites                April, 2001                       214
                                                                                                                         -------
                                                                                                                           3,783

Leased:

                                                                                                                          NUMBER
              LOCATION                                          BRAND                       OPENING DATE                  OF ROOMS
---------------------------------------------             ------------------               ---------------               --------
Wichita, Kansas - Northeast                               Candlewood Suites                May, 1996                          108
Omaha, Nebraska                                           Candlewood Suites                January, 1997                      131
Denver, Colorado - Tech Center                            Candlewood Suites                February, 1997                     131
Cincinnati - Blue Ash, Ohio                               Candlewood Suites                May, 1997                           78
Louisville, Kentucky - Jeffersontown                      Candlewood Suites                May, 1997                           78
Hampton, Virginia                                         Candlewood Suites                September, 1997                     98
Birmingham, Alabama                                       Candlewood Suites                September, 1997                     98
Orange County, California - Irvine East                   Candlewood Suites                October, 1997                      122
Philadelphia, Pennsylvania - Willow Grove                 Candlewood Suites                October, 1997                      110
Wichita, Kansas - Airport                                 Candlewood Suites                November, 1997                      81
Salt Lake City, Utah - Ft. Union                          Candlewood Suites                November, 1997                      98
Houston, Texas - Clear Lake                               Candlewood Suites                November, 1997                     122
Salt Lake City, Utah - Airport                            Candlewood Suites                November, 1997                     122
Jacksonville, Florida                                     Candlewood Suites                December, 1997                     111
Phoenix, Arizona                                          Candlewood Suites                December, 1997                      98
Detroit - Southfield, Michigan                            Candlewood Suites                December, 1997                     121
Huntsville, Alabama                                       Candlewood Suites                December, 1997                     123
Phoenix, Arizona - Tempe                                  Candlewood Suites                March, 1998                        122
Houston, Texas - Town & Country                           Candlewood Suites                April, 1998                        122
Detroit - Warren, Michigan                                Candlewood Suites                April, 1998                        122
Pittsburgh, Pennsylvania - Airport                        Candlewood Suites                April, 1998                        123
Des Moines, Iowa                                          Candlewood Suites                May, 1998                           98
Austin, Texas - Northwest                                 Candlewood Suites                June, 1998                         125
Dallas / Ft. Worth - Las Colinas                          Candlewood Suites                June, 1998                         117
Charlotte, North Carolina - University                    Candlewood Suites                July, 1998                         122
Albuquerque, New Mexico                                   Candlewood Suites                September, 1998                    123
Nashville - Brentwood, Tennessee                          Candlewood Suites                October, 1998                      122
Houston, Texas - Westchase                                Candlewood Suites                October, 1998                      123
Somerset, New Jersey                                      Candlewood Suites                October, 1998                      110
Minneapolis St. Paul, Minnesota - Airport                 Candlewood Suites                November, 1998                     134

                                                                                                                          NUMBER
              LOCATION                                          BRAND                      OPENING DATE                 OF ROOMS
---------------------------------------------             ------------------               ---------------               --------
Denver, Colorado - Lakewood                               Candlewood Suites                November, 1998                     122
Boston - Braintree, Massachusetts                         Candlewood Suites                November, 1998                     133
Austin, Texas - South                                     Candlewood Suites                December, 1998                     122
Baltimore, Maryland - Airport                             Candlewood Suites                December, 1998                     125
Philadelphia - Mt. Laurel, New Jersey                     Candlewood Suites                June, 1999                         123
Las Vegas, Nevada                                         Candlewood Suites                February, 2000                     276
                                                                                                                          -------
                                                                                                                            4,294

Managed:


                                                                                                                          NUMBER
              LOCATION                                          BRAND                      INCEPTION DATE                  OF ROOMS
---------------------------------------------             ------------------               ---------------               --------
Wichita, Kansas - Cambridge                               Cambridge Suites                 April, 1997                      76
Wichita, Kansas - Hotel at Old Town                       Non-Candlewood brand             March, 1999                     115
                                                                                                                          -----
                                                                                                                           191

Joint Venture:

                                                                                                                          NUMBER
              LOCATION                                          BRAND                      OPENING DATE                 OF ROOMS
---------------------------------------------             ------------------               ---------------               --------
San Jose, California - Silicon Valley                     Candlewood Suites                April, 2000                       122
Morris Plains, New Jersey                                 Candlewood Suites                June, 2000                        122
Detroit - Farmington Hills, Michigan                      Candlewood Suites                June, 2000                        125
Chicago - Wheeling, Illinois                              Candlewood Suites                June, 2000                        143
Hartford - Meriden, Connecticut                           Candlewood Suites                June, 2000                        124
Boston - Burlington, Massachusetts                        Candlewood Suites                November, 2000                    149
Orange County, California - Santa Ana                     Candlewood Suites                February, 2001                    122
East Lansing, Michigan - Michigan State                   Candlewood Suites                March, 2001                       128
Clarkstown - Nanuet, New York                             Candlewood Suites                May, 2001                         124
                                                                                                                          -------
                                                                                                                           1,159

Franchised:


                                                                                                                          NUMBER
              LOCATION                                          BRAND                       OPENING DATE                  OF ROOMS
---------------------------------------------             ------------------               ---------------               --------
Portland, Oregon                                          Candlewood Suites                June, 1997                        126
San Francisco - Pleasanton, California                    Candlewood Suites                August, 1997                      126
Rockford, Illinois *                                      Candlewood Suites                November, 1997                     67
Sacramento, California                                    Candlewood Suites                March, 1998                       126
Dallas / Ft. Worth - Dallas Market Center                 Candlewood Suites                March, 1998                       150
Syracuse, New York                                        Candlewood Suites                August, 1998                       92
Bellevue, Washington -  Seattle                           Candlewood Suites                September, 1998                   126
Milpitas, California                                      Candlewood Suites                November, 1998                    126
San Antonio, Texas                                        Candlewood Suites                December, 1998                    110
Salina, Kansas                                            Candlewood Suites                February, 1999                     69
Richmond, Virginia - West                                 Candlewood Suites                October, 1999                     122
Louisville, Kentucky - Airport                            Candlewood Suites                April, 2000                       100
Durham, North Carolina                                    Candlewood Suites                July, 2000                        122
Green Bay, Wisconsin                                      Candlewood Suites                July, 2000                         86
Richmond, Virginia - South                                Candlewood Suites                September, 2000                   104
Washington DC - Dulles-Herndon                            Candlewood Suites                October, 2000                     133
Fairfax, Virginia - Washington DC                         Candlewood Suites                November, 2000                    122
Topeka, Kansas                                            Candlewood Suites                January, 2001                      78
Raleigh, North Carolina - Crabtree                        Candlewood Suites                February, 2001                    122
Charlotte, North Carolina - Huntersville                  Candlewood Suites                May, 2001                          81
Emporia, Kansas                                           Candlewood Suites                May, 2001                          60
Wichita, Kansas                                           Cambridge Suites                 July, 2001                         82
Indianapolis, Indiana                                     Candlewood Suites                August, 2001                      125
Hopewell / Petersburg, Virginia                           Candlewood Suites                September, 2001                    60
Brunswick, Georgia                                        Cambridge Suites                 September, 2001                    44
Rogers, Arkansas                                          Candlewood Suites                September, 2001                    78

                                                                                                                          NUMBER
              LOCATION                                          BRAND                      OPENING DATE                  OF ROOMS
---------------------------------------------             ------------------               ---------------               --------
Colorado Springs, Colorado - North                        Candlewood Suites                November, 2001                    122
                                                                                                                          -------
                                                                                                                           2,759

* Both a franchise and joint venture hotel as of December 31, 2001.

Hotels under construction as of December 31, 2001:

Franchised:

                                                                                             PROJECTED                 NUMBER
              LOCATION                                          BRAND                      OPENING DATE               OF ROOMS
---------------------------------------------             ------------------               ---------------            --------
Round Rock, Texas                                         Candlewood Suites                January, 2002                  100
Columbia, Missouri                                        Candlewood Suites                April, 2002                     81
Plymouth, Minnesota                                       Candlewood Suites                August, 2002                    89
                                                                                                                        ------
                                                                                                                          270

           In addition to the properties described above, we also maintain our corporate headquarters in Wichita, Kansas, at 8621 East 21st Street North, Suite
200. We lease this office space under a five-year term with four five-year renewal options. We anticipate that our office space will be adequate for the foreseeable future.

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

PROPRIETARY RIGHTS

           We have filed applications for or obtained registrations for our service marks on the principal registries of the United States Patent and Trademark Office, the state of Kansas, Canada and the European Community. The following table sets forth information regarding the status of our service marks and proprietary rights as of December 31, 2001:

               SERVICE MARK                      COUNTRY / STATE                     STATUS                   REGISTRATION DATE
---------------------------------------------   ------------------                 ----------                 -----------------
Candlewood                                      United States                      Registered                 December, 1996
Flame in Two Circle Design                      United States                      Registered                 April, 1998
Delivering Exceptional Value                    United States                      Registered                 June, 1998
Cambridge Suites                                United States                      Registered                 January, 1999
Cambridge Suites by Candlewood                  United States                      Registered                 January, 1999
Candlewood Suites                               United States                      Registered                 October, 1999
Where Value Stays                               United States                      Registered                 December, 1999
CS Circle Design                                United States                      Registered                 June, 2001
Candlewood Cupboard                             United States                      Registered                 June, 2001
Our Place.  Your Space                          United States                      Registered                 November, 2001
Any Suite, Any Time                             United States                      Registered                 November, 2001
Fastest Reservations In The World               United States                      Pending
WebExpress                                      United States                      Pending
Eguarantee A Suite Anytime:
   www.candlewoodsuites.com                     United States                      Pending

Candlewood                                      Kansas                             Registered                 May, 1996

Candlewood                                      Canada                             Registered                 January, 2001
Candlewood Suites                               Canada                             Pending

Candlewood Suites                               European Community                 Registered                 July, 1999
Flame In Two Circles Design                     European Community                 Registered                 March, 2000
Cambridge Suites                                European Community                 Registered                 April, 2000
CS Circle Design                                European Community                 Registered                 April, 2000
Candlewood Cupboard                             European Community                 Pending

           We also claim common law rights to various other trademarks, service marks, trade names, and trade dress for the various products and services we offer. To date, we have not filed trademark or service mark applications with the United States Patent and Trademark Office, any state agency or foreign office to further protect these rights.

INSURANCE

           We currently have the types and amounts of insurance coverage that we consider appropriate for a company of our size in our business. While we believe that our insurance coverage is adequate, if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside of the scope of our insurance coverage, our business, results of operations, and financial condition could be materially and adversely affected. Specifically, there are certain types of hotel-related losses, generally of a catastrophic nature, such as earthquakes and floods that may be uninsurable or not economically insurable. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on Candlewood hotels at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a loss would be insufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it unfeasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to such hotel. In addition, property and casualty insurance rates may increase depending on claims experience, insurance market conditions and the replacement value of our hotels. Mr. DeBoer is affiliated with an insurance provider we utilize. See "Certain Transactions" in our Proxy Statement for our 2002 Annual Meeting of Stockholders and Note 10 to the Consolidated Financial Statements.

EMPLOYEES

           As of December 31, 2001, Candlewood and its subsidiaries employed on a full or part-time basis 1,203 persons, 1,125 of whom were employed at our hotels and 78 of whom were employed at our corporate headquarters. Our employees are not subject to any collective bargaining agreements, and our management believes that its relationship with our employees is good.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           Candlewood's initial public offering of common stock was made on November 5, 1996. The common stock is listed on the Nasdaq SmallCap Market under the symbol "CNDL". The following table sets forth the high and low sales prices per share, as reported by Nasdaq, during the periods indicated:

2001                                                    High             Low
----                                                    ----             ---
Fourth Quarter                                        $  2.00          $  1.10
Third Quarter                                            2.30             1.21
Second Quarter                                           2.99             2.00
First Quarter                                            3.50             2.50

2000                                                    High             Low
----                                                    ----             ---
Fourth Quarter                                        $  3.50          $  2.38
Third Quarter                                            4.00             2.38
Second Quarter                                           2.91             1.63
First Quarter                                            2.13             1.56

           The closing sales price of our common stock on March 15, 2002 was $1.68. The approximate number of beneficial stockholders on March 15, 2002 was 1,300. The approximate number of stockholders of record on March 15, 2002 was 156.

           We have not paid dividends on our Common Stock. The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% of the stated value of the shares ($1,000 per share), and are in preference to any dividend on our Common Stock. We did not make our November 2001 and February 2002 preferred stock dividend payments.

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

                                                  Year Ended       Year Ended        Year Ended       Year Ended       Year Ended
                                                 December 31,     December 31,      December 31,     December 31,     December 31,
                                                     2001             2000              1999             1998             1997
                                                 ----------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Hotel operations revenues                        $    127,092     $    127,771     $    105,467      $     47,278     $      6,223
Other income                                            3,031            3,458            1,459               672              221
Hotel operating expenses                               74,451           67,993           60,217            28,266            4,713
Rent expense on leased hotels                          26,523           25,056           24,821            12,365               79
Corporate operating expenses                            7,162            6,392            5,431             3,906            2,372
Abandoned site costs                                        -                -            2,043             3,799              157
Depreciation and amortization                          11,641           10,578            8,412             3,565            1,022
Interest income                                           761            1,150            1,034             1,166            1,216
Interest expense                                      (17,081)         (18,577)         (10,053)             (214)            (134)
Income (loss) before preferred dividends
   and cumulative effect of a change in
   accounting principle                                (5,138)           5,687           (2,791)           (2,480)            (817)
Cumulative effect of a change in
   accounting principle                                     -                -                -            (3,857)               -
Net loss available to common stockholders             (13,163)          (2,338)         (10,816)          (12,625)          (2,065)
Net loss per share                                      (1.46)           (0.26)           (1.20)            (1.40)           (0.23)
Weighted average shares outstanding                 9,025,000        9,025,000        9,025,000         9,025,000        9,025,000

                                                 December 31,     December 31,      December 31,     December 31,     December 31,
                                                     2001             2000              1999             1998             1997
                                                 ----------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents (including
   restricted cash)                              $     17,966     $     21,834      $     18,624     $     23,155     $     35,355
Total assets                                          321,338          359,309           341,277          293,358          181,807
Accounts payable and other accrued
   expenses                                            16,364           21,686            22,874           40,277           16,040
Mortgages and notes payable                           191,456          214,575           190,545          114,742           63,416
Redeemable preferred stock                            103,538          100,689           100,689          100,737           61,461
Stockholders' equity                                   (7,783)           6,228             8,566           19,382           32,589

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

GENERAL

           Candlewood owns, operates, franchises and manages Candlewood Suites and Cambridge Suites hotels to serve mid-market and upscale extended-stay business and personal travelers. At December 31, 2001, we had a total of 76 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 27 franchise hotels located in 34 states. In addition, at December 31, 2001, we had three franchise hotels under construction.

           We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party, but do not lease or own. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following tables set forth our property portfolio and hotel development, respectively, at December 31, 2001 and December 31, 2000:

                Number of Hotels                 Number of Rooms
                  December 31,                    December 31,
                ----------------   Increase /    ----------------     Increase /
                2001        2000   (Decrease)     2001      2000     (Decrease)
                ----        ----   ----------    ------    ------    -----------
Owned             31          32        (1)       3,783     3,971       (188)
Leased            36          34         2        4,294     3,893        401
Managed            2           2         -          191       179         12
Joint Venture      9           6         3        1,159       785        374
Franchised        27          17        10        2,759     1,907        852
                 ---         ---       ---       ------    ------      -----
     Total       105          91        14       12,186    10,735      1,451

                                   December 31,
                                 ---------------               Increase /
                                 2001       2000               (Decrease)
                                 ----       ----               ----------
Under Construction
Owned                               -          1                   (1)
Leased                              -          -                    -
Managed                             -          -                    -
Joint Venture                       -          3                   (3)
Franchised                          3          7                   (4)
                                   ---       -----                -----
     Total                          3         11                   (8)

           We believe that a significant element of our future growth and expansion will be provided through the franchising of hotels. At December 31, 2001, we had 26 signed franchise agreements for hotels not yet under construction. These agreements provide for a variety of conditions to the franchisees' obligations to build the hotels and, accordingly, these hotels may never be constructed or opened. Additionally, we are actively marketing management contracts to existing and prospective franchisees to utilize our management experience and expertise to manage their hotels.

           Our consolidated statements of operations includes revenues and expenses for only those hotels which are consolidated subsidiaries of Candlewood Hotel Company, Inc. (which is comprised of owned and leased hotels). We refer to these hotels collectively as our corporate hotels. Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our revenues and expenses. Franchise fees, royalty fees, management fees, equity income from investment in joint ventures and other fees received from franchise, managed and joint venture hotels are included in other income in our consolidated statements of operations.

           We measure our results of operations by our revenue per available room (RevPAR), which is a factor of occupancy and room rate. We intend to focus on increasing occupancy levels at each of our newly opened hotels until such time as the occupancy levels reach stabilization. Once occupancy levels stabilize at a hotel, we review the daily pricing rates of that hotel. We believe that this practice is a prevailing standard in the U.S. lodging industry.

           We have completed three separate sale-leaseback transactions with Hospitality Properties Trust, a Maryland real estate investment trust ("HPT"). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in August 2001. As of December 31, 2001, we had sold 36 hotels to HPT. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. Our results from operations reflect these transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. Since these hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sales of the hotels is recorded net of the deferred gain on sale. The gain is deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 12 to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

           The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

           Impairment of Long-Lived Assets

           The Company periodically evaluates its long-lived assets, including its investments in real estate for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

           Depreciation of Investment in Hotels

           The Company depreciates its investment in hotels over a 40-year useful life, which is a judgmental determination.

           Fair Value of Financial Instruments

           The valuation of financial instruments under SFAS No. 107 requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on other factors relevant to the financial instrument.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

           Hotel Operations

           Hotel Operations Revenue

           Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $127.1 million for the year ended December 31, 2001, compared to $127.8 million for the year ended December 31, 2000. Occupancy rates were lower in 2001 as a result of the slowdown in the economy and a reduction in business travel, however, the decrease in revenue was partially offset by the impact of the opening of the Jersey City, New Jersey hotel in April 2001. The following table sets forth the operating statistics for all our corporate hotels for the years ended December 31, 2001 and December 31, 2000:

                                       For the Year Ended December 31,
                                    -------------------------------------
                                      2001          2000          Change
                                    --------      --------       --------
Occupancy                               73.5%         76.0%          (2.5)%
Average Daily Rate                  $  57.32      $  56.98       $   0.34
Revenue per available room          $  42.14      $  43.29       $  (1.15)

           Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 73.5% for corporate hotels for the year ended December 31, 2001, compared to 76.0% for the year ended December 31, 2000. We believe that the decline in occupancy experienced in 2001 is consistent with the overall lodging industry and is the result of a slower U.S. economy and to a lesser extent the impact of the World Trade Center attacks on business travel. Overall, the decrease in occupancy was experienced in both short and long-term stays, but was particularly prevalent in our short-term stays, which we consider to be six nights or less.

           The average daily room rate for corporate hotels for the year ended December 31, 2001 was $57.32, compared to $56.98 for the year ended December 31, 2000, an increase of 0.6%. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The increase in average daily rate was largely due to the opening of the Jersey City, New Jersey hotel, which has a significantly higher room rate than other corporate hotels. This was partially offset by a reduction in the number of short-term stays, which are charged at a higher daily rate. Other factors that influence average daily rates include lower rates for long-term stays (seven or more nights), higher rates for one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

           Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $42.14 for the year ended December 31, 2001, compared to $43.29 for the year ended December 31, 2000, a 2.7% decrease.

           We cannot predict whether current occupancy levels and room rates can be maintained or improved in 2002. Future occupancy and room rates may be impacted by a number of factors including:

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

           Hotel Operating Expenses

           Hotel operating expenses for the year ended December 31, 2001 totaled $74.5 million, compared to $68.0 million for the year ended December 31, 2000. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to increased wages, promotional costs associated with sales promotions and operating costs for the newly opened Jersey City, New Jersey hotel. Other items contributing to the increase in hotel operating expenses included higher maintenance and utility costs and costs related to the restructuring of our operations field administration team.

           Rent Expense on Leased Hotels

           Rent expense on the 36 leased hotels for the year ended December 31, 2001 was $26.5 million, compared to $25.1 million for the year ended December 31, 2000. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is due to the sale and leaseback of two additional hotels in 2001.

           Hotel Opening Costs

           Opening costs are costs incurred prior to the opening of a hotel and include costs related to the hiring and training of hotel personnel, such as travel, compensation and relocation costs. Opening costs for the year ended December 31, 2001 totaled $230,000 compared to $279,000 for the year ended December 31, 2000.

           Hotel Depreciation and Amortization

           Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the year ended December 31, 2001 totaled $10.9 million, compared to $9.8 million for the year ended December 31, 2000. The increase in depreciation and amortization expense in 2001, compared to 2000, was a result of the opening of the Jersey City, New Jersey hotel in April 2001. This hotel is in a higher priced, primary market where building costs are higher. In addition, leasehold improvement depreciation expense was higher due to increased capital expenditures at our leased hotels, and software amortization expense increased as a result of the full year depreciation of the field property management system purchased in 2000. For both 2001 and 2000, depreciation and amortization expense does not reflect any expense for properties sold in the sale-leaseback transactions.


           Corporate Operations

           Other Income

           Other income for the year ended December 31, 2001 totaled $3.0 million, compared to $3.5 million for the year ended December 31, 2000. Other income consists primarily of royalty fees (revenue-based fees received over the life of a franchise agreement), franchise application fees (a one-time fee received upon execution of a franchise agreement), management fees and joint venture equity income. Equity income represents our share of the profits of unconsolidated joint venture hotels.

           Franchise fee income (including application and royalty fees) for the year ended December 31, 2001 totaled $2.9 million, compared to $2.6 million for the year ended December 31, 2000. Royalty fee income in 2001 increased due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. Franchise application fee income decreased in 2001 as a result of executing fewer new franchise agreements. For the year ended December 31, 2001, we executed a combined total for both brands of 11 new franchise agreements compared to 24 franchise agreements for the year ended December 31, 2000. Management fee income for the year ended December 31, 2001 totaled $1.3 million, compared to $674,000 for the year ended December 31, 2000. The increase in management fee income was due to increased management fees received from the eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel. For the year ended December 31, 2001, we recorded a loss of $1.1 million on our joint venture hotels, compared to $176,000 of income for the year ended December 31, 2000. This loss is due to the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference is primarily made up of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture.

           We sold two hotels during the year ended December 31, 2001 and recognized $1.3 million of the total deferred gain on hotels sold. We did not sell any hotels during the year ended December 31, 2000, and recognized $2.2 million of the deferred gain on hotels sold.

           Corporate Operating Expenses

           Corporate operating expenses for the year ended December 31, 2001 totaled $7.2 million, compared to $6.4 million for the year ended December 31, 2000, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as travel, office space lease, professional fees and similar expenses. The increase in 2001 was primarily due to increased salaries and wages, a change in the capitalization of internal hotel development costs, and the accounting treatment afforded certain internal personnel costs related to the development and installation of the new field property management system in 2000. Beginning in June 2001, in response to the limited amount of hotel development activity we were experiencing, we ceased capitalization of internal real estate development costs. As for the field property management system, pursuant to accounting Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain specific internal personnel costs were capitalized as part of the system. This project was completed in the third quarter of 2000 and the costs of these personnel have since been recorded as an expense. The increase in corporate operating expense in 2001 was partially offset by a reduction in the amount of corporate incentive bonus costs and franchise sales commissions. Franchise sales personnel are paid sales commissions on new franchise agreements. As previously noted, during the year 2001, we executed 11 new franchise agreements, compared to 24 agreements in 2000.

           Corporate Depreciation and Amortization

           Depreciation and amortization applicable to corporate operations for the year ended December 31, 2001 totaled $749,000, compared to $751,000 for the year ended December 31, 2000. Depreciation and amortization reflects depreciation of leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment.

           Interest Income and Expense

           Interest income for the year ended December 31, 2001 was $761,000, compared to $1.2 million for the year ended December 31, 2000. Interest income for the year ended December 31, 2001 resulted primarily from the temporary investment of cash provided by operations and proceeds from the third quarter 2001 sale-leaseback transaction. For the year ended December 31, 2000, interest income resulted primarily from the temporary investment of cash provided by operations. The decrease for the year ended December 31, 2001 is largely due to lower cash levels and lower investment rate yields.

           Interest expense, net of capitalized interest, for the year ended December 31, 2001 was $17.1 million, compared to $18.6 million for the year ended December 31, 2000. The decrease in interest expense is due to lower LIBOR interest rates and lower debt levels, partially offset by a reduction in the amount of interest capitalized to development projects. We had fewer projects under construction during 2001, thereby reducing the amount of interest capitalized.

           Sales of Hotels

           We have sold to and leased back from HPT 36 hotels, two of which were sold during 2001. One of these hotels was sold at a loss of $214,000. The $64,000 gain from the sale of the other hotel has been deferred and will be recognized over the remaining lease term. The following table sets forth the sales proceeds, rent expense and earnings related to our leased hotels for the years ended December 31, 2001 and 2000 (in thousands):

                                                        For the year ended
                                                           December 31,
                                                      ----------------------
                                                        2001          2000
                                                      --------      --------
Proceeds from sale of hotels, net
     of deferred gain of $64 and 0, respectively      $ 28,850      $      -
Cost of hotels sold                                     29,064             -
Rent expense on leased hotels                           26,523        25,056
Gain recognized                                          1,280         2,183

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

           Hotel Operations

           Hotel Operations Revenues

           For the year ended December 31, 2000, hotel operations revenue totaled $127.8 million, compared to $105.5 million for the year ended December 31, 1999. The increase in revenue reflected the increased revenue generated by hotels that had completed or were near completion of their ramp-up phase and the opening of the Las Vegas, Nevada hotel in February 2000. The following table sets forth the operating statistics for all our corporate hotels for the years ended December 31, 2000 and December 31, 1999:

                                               For the Year Ended December 31,
                                            ------------------------------------
                                              2000         1999          Change
                                            --------     --------      ---------
Occupancy                                       76.0%        67.7%          8.3%
Average Daily Rate                          $  56.98     $  58.24      $  (1.26)
Revenue per available room                  $  43.29     $  39.43      $   3.86

            The average occupancy rate for corporate hotels for the year ended December 31, 2000 was 76.0%, compared to 67.7% for the year ended December 31, 1999. The occupancy rate for the year ended December 31, 2000 was positively influenced by the increase in occupancy experienced by those hotels that had completed or were near completion of their ramp-up phase. Overall, the increase in occupancy was experienced in both short and long-term stays, but was particularly strong in our long-term stay business, which consists of travelers staying seven or more nights.

            The average daily room rate for corporate hotels for the year ended December 31, 2000 was $56.98, compared to $58.24 for the year ended December 31, 1999. The decrease in average daily rate was primarily due to the increase in our long-term stays, which are charged at a lower daily rate. Revenue per available room was $43.29 for the year ended December 31, 2000, compared to $39.43 for the year ended December 31, 1999, a 9.8% increase. This increase in revenue per available room was due to the increase in the average occupancy rate.

           Hotel Operating Expenses

           Hotel operating expenses for the year ended December 31, 2000 totaled $68.0 million, compared to $60.2 million for the year ended December 31, 1999. The increase in hotel operating expenses experienced in 2000 is largely due to the full year impact of the 12 corporate hotels opened in 1999 and the opening of the Las Vegas, Nevada hotel in February 2000. Other factors contributing to the increase in hotel operating expenses include the variable nature of certain hotel operating expenses (e.g. as occupancy increases, certain expenses such as housekeeping labor and supplies increase), increased wages and general economic price increases.

           Rent Expense on Leased Hotels

           Rent expenses on the 34 leased hotels for the year ended December 31, 2000 was $25.1 million, compared to $24.8 million for the year ended December 31, 1999. The increase in rent expense reflects the contingent rent expense incurred on certain properties in 2000 and the full year base rent costs of the three hotels sold in January 1999.

           Hotel Opening Costs

           Opening costs for the year ended December 31, 2000 totaled $279,000 compared to $1.1 million for the year ended December 31, 1999. The decrease in opening costs was primarily the result of having opened fewer corporate hotels in 2000.

           Hotel Depreciation and Amortization

           Depreciation and amortization expense attributable to hotel operations for the year ended December 31, 2000 totaled $9.8 million, compared to $7.8 million for the year ended December 31, 1999. The increase in depreciation and amortization expense in 2000, compared to 1999, was a result of the full year impact of the 12 company-owned hotels opened in 1999 and the one hotel opened in 2000. In addition, many of the newly opened hotels are in higher priced, primary markets where building costs are higher.

           Corporate Operations

           Other Income

           Other income for the year ended December 31, 2000 totaled $3.5 million, compared to $1.5 million for the year ended December 31, 1999. The increase in other income for the year ended December 31, 2000, compared to the year ended December 31, 1999, was due to an increase in royalty, franchise fee, management fee and equity income. Franchise fee income (including application and royalty fees) for the year ended December 31, 2000 totaled $2.6 million, compared to $1.4 million for the year ended December 31, 1999. Franchise application fee income in 2000 increased as a result of executing 24 new franchise agreements during the year ended December 31, 2000, compared to 15 franchise agreements for the year ended December 31, 1999. The growth in royalty fee income was due to the increase in the number of franchise hotels in operation during 2000 and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. We had 17 franchised hotels (excluding the six Boston Capital joint venture hotels) open as of December

31, 2000, compared to 11 hotels at December 31, 1999. The Boston Capital joint venture hotels are also Candlewood Suites franchise hotels that we manage. Management fee income for the year ended December 31, 2000 totaled $674,000, compared to $136,000 for the year ended December 31, 1999. The increase in management fee income was primarily due to the management fees received from the six Boston Capital joint venture hotels. Equity income from joint venture hotels for the year ended December 31, 2000 totaled $176,000, compared to an equity loss of $91,000 for the year ended December 31, 1999. The increase in equity income in 2000 was due to the profitability of the Boston Capital joint venture hotels.

           We did not sell any hotels during the year ended December 31, 2000; however, for the year ended December 31, 2000 we recognized $2.2 million of the deferred gain on hotels sold. For the year ended December 31, 1999, we sold three hotels and recognized $1.3 million of the deferred gain on hotels sold.

           Corporate Operating Expenses

           Corporate operating expenses for the year ended December 31, 2000 totaled $6.4 million, compared to $5.4 million for the year ended December 31, 1999. The increase in 2000 was primarily due to the expansion of our franchise sales and service team. This expansion began in the second quarter of 1999 and was completed in the third quarter of 1999. Franchise sales personnel are paid commissions on new franchise agreements. During the year 2000, we executed 24 new franchise agreements, compared to 15 agreements in 1999.

           Abandoned Site Costs

           There were no abandoned site costs recorded for the year ended December 31, 2000. We recorded $2.0 million of abandoned site costs for the year ended December 31, 1999. Abandoned site costs represent costs, such as acquisition, architectural and zoning costs, related to certain development sites that we have decided not to develop.

           Corporate Depreciation and Amortization

           Depreciation and amortization applicable to corporate operations for the year ended December 31, 2000, totaled $751,000 compared to $625,000 for the year ended December 31, 1999. The increase in depreciation and amortization expense reflects the full year depreciation of leasehold improvements and furnishings purchased in 1999 for the new corporate office and depreciation of the financial system hardware, software and peripheral equipment purchased in 1999.

           Interest Income and Expense

           Interest income for the year ended December 31, 2000 totaled $1.2 million, compared to $1.0 million for the year ended December 31, 1999. Interest income for the year ended December 31, 2000 resulted primarily from the temporary investment of cash provided by operations. Interest income for the year ended December 31, 1999 related to the short-term investment of proceeds received from the Series B Preferred Stock placement, the sale-leaseback transaction and the temporary investment of cash provided by operations.

           Interest expense, net of capitalized interest, for the year ended December 31, 2000 was $18.6 million, compared to $10.1 million for the year ended December 31, 1999. The increase in interest expense for the year ended December 31, 2000 was due to higher debt levels, higher interest rates, and a reduction in the amount of interest capitalized to development projects. We had fewer projects under construction in 2000, thereby reducing the amount of interest capitalized.

           Sales of Hotels

           We have sold to and leased back from HPT 34 hotels. A deferred gain was recorded on the sales, a portion of which was recorded in income in the years ended December 31, 2000 and December 31, 1999. The following table sets forth the sales proceeds, rent expense and earnings related to our leased hotels for the years ended December 31, 2000 and 1999 (in thousands):

                                                        For the year ended
                                                           December 31,
                                                      ----------------------
                                                        2000          1999
                                                      --------      --------
Proceeds from sale of hotels, net
     of deferred gain                                 $      -      $ 24,281
Rent expense on leased hotels                           25,056        24,821
Gain recognized                                          2,183         1,329

LIQUIDITY AND CAPITAL RESOURCES

           We had cash and cash equivalents of $18.0 million at December 31, 2001, compared to $21.8 million at December 31, 2000. Net cash provided by operating activities totaled $275,000 for the year ended December 31, 2001, compared to $10.7 million of cash provided by operating activities for the year ended December 31, 2000. For the year ended December 31, 2001, we recorded a net loss from operations of $5.1 million, including $11.6 million of non-cash depreciation and amortization expense and $1.3 million of non-cash deferred gain income on hotels sold. Sources of cash for the year ended December 31, 2001 consisted primarily of a $3.0 million return of a guarantee deposit, which was recorded as an increase in the deferred gain on sale of hotels. Uses of cash for the year ended December 31, 2001 consisted of a $4.6 million increase in other assets and an increase in sale-leaseback deposits of $3.8 million. The increase in other assets is largely due to funding of the furniture, fixtures and equipment ("FF&E") cash reserve accounts. These accounts are stipulated in the lending agreements and the cash reserved is for replacement and refurbishment of hotel furniture and fixtures. The increase in sale-leaseback deposits reflects the sale of the two hotels in 2001. For the year ended December 31, 2000, we recorded net income from operations of $5.7 million, including $10.6 million of non-cash depreciation and amortization expense and $2.2 million of non-cash deferred gain income on hotels sold. Uses of cash for the year ended December 31, 2000 consisted primarily of a $2.6 million increase in other assets. This increase in other assets was due to funding of the FF&E cash reserve accounts.

           Net cash provided by investing activities for the year ended December 31, 2001 totaled $25.0 million, compared to $26.5 million of net cash used in investing activities for the year ended December 31, 2000. Sources of cash for the year ended December 31, 2001 consisted of proceeds from the sale of hotels and cash distributions from the joint ventures. Cash used in investing activities for the year ended December 31, 2001 consisted of expenditures for property and equipment and investment in joint venture hotels. For the year ended December 31, 2000, net cash used in investing activities consisted of expenditures for property and equipment in connection with the completed hotels, the construction of new hotels, investment in joint venture hotels, and acquisition costs for potential development sites.

           For the year ended December 31, 2001, net cash used in financing activities was $29.1 million, compared to $19.0 million of net cash provided by financing activities for the year ended December 31, 2000. Net cash used in financing activities during the year ended December 31, 2001 included $28.6 million of principal payments on notes payable and $6.0 million of preferred stock dividend payments, partially offset by $5.4 million of proceeds from mortgages and notes payable. The principal payments on notes payable related primarily to the payoff of loans associated with the sale of the two hotels in 2001 and payments made to extend or refinance notes that matured during the year ended December 31, 2001. For the year ended December 31, 2000, net cash provided by financing activities consisted of $29.5 million in proceeds from mortgages and notes payable, partially offset by $2.4 million of principal payments on notes payable and $8.0 million of preferred stock dividend payments.

           Under the terms of the agreement with Boston Capital and Mass Mutual, since we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to the existing joint venture hotels. This additional capital contribution amount could be as much as 5% of the estimated total costs of all existing joint venture hotels. As of December 31, 2001, we had eight hotels open with none under construction and the additional capital contribution amount was estimated at approximately $4.3 million, which we would pay with available funds, if necessary. As of March 15, 2002, Boston Capital and Mass Mutual had not required us to increase our capital contribution, although they may require us to do so in the future. We are otherwise in compliance with the terms of the joint venture agreement.

           As of December 31, 2001, we have guaranteed approximately $57.2 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from October 2002 to December 2007 with certain notes providing extensions for up to two years. Since this debt relates to an entity, which we do not wholly own or control, it is not included in our consolidated financial statements.

           In connection with the development of Candlewood hotels, as of December 31, 2001, we had borrowed $191.5 million from GMAC and one other financial institution and Doubletree Corporation, a wholly owned subsidiary of Hilton Hotel Corporation.

           As of December 31, 2001, we had borrowed $178.0 million from GMAC and one other financial institution. This debt had scheduled maturity dates ranging from February 2002 to June 2011 with interest rates, which ranged from 5.52% to 9.25%. Approximately $128.2 million and $45.9 million of this debt was scheduled to mature in 2002 and 2003, respectively. We have the ability to extend the maturities on or refinance the debt scheduled to mature in 2002, under the terms of the existing loan agreements.

           In addition, we had $13.5 million in unsecured indebtedness outstanding as of December 31, 2001, with Doubletree, as evidenced by two promissory notes. In November 2001, under the terms of the original note, the first installment of $12.5 million matured. We did not pay that principal amount. In December 2001, we reached an agreement with Doubletree to extend the original maturity date on the debt to June 2002. As consideration to Doubletree for securing this extension, we were required to pay $1.5 million and make monthly principal payments of $1.0 million up to the maturity date. These notes are scheduled to mature in June and July 2002 with interest payable quarterly at 15%.

           In March 2002, we purchased a hotel, which was previously franchised to an unaffiliated third party for the outstanding debt balance of $4.7 million. Additionally, we are currently in discussions with an unaffiliated third party regarding the potential sale and leaseback of additional hotels. The proceeds from the sale of these hotels would be used to repay hotel and corporate indebtedness, with the balance to be used for general working capital, as necessary. We are also in discussions with our lenders regarding the refinancing of all, or a portion, of the debt, which would remain subsequent to the sale and leaseback of the hotels.

           To help finance our development, we completed two private placements of preferred stock. In 1997, we issued 65,000 shares of our Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), at a price of $1,000 per share, raising net proceeds $61.3 million. In 1998, we issued 42,000 shares of our Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share, raising net proceeds of $39.4 million. We also issued the holders of our Series B Preferred Stock, at no additional cost, warrants to purchase an aggregate of 336,000 shares of Common Stock at $12.00 per share.

           The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.0 million per quarter. We did not make the

November 2001 and February 2002 preferred stock dividend payments. We intend to assess our cash position on a quarterly basis and may elect to forego additional scheduled dividend payments on our preferred stock. As of March 15, 2002, we had approximately $4.0 million of accumulated unpaid dividends. Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to the Stated Value of the Series A ($65.0 million) and Series B ($42.0 million) Preferred Stock plus unpaid dividends. As of March 15, 2002, the mandatory redemption amount was approximately $111.0 million. Series A and B Preferred Stockholders also have the right to convert, at any time at their option into shares of Common Stock, subject to certain anti-dilution adjustments. Our failure to pay the November 2001 and February 2002 preferred stock dividends has resulted in an automatic adjustment to the conversion price of the Preferred Stock from $9.13 to $8.63 and may result in a future adjustment to the dividend rate. In the event we liquidate, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the "Liquidation Amount"), prior to any distribution or payment to the holders of our Common Stock. As of March 15, 2002, the Liquidation Amount was $111.0 million, including $4.0 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. One hundred seventy five percent of the stated value of the shares was $187.3 million. Preferred stock dividends are in preference to any dividend on our Common Stock. We have not paid dividends on our Common Stock. We currently do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

           We believe that a combination of our cash and cash equivalents, cash from operations and borrowed funds from third-party lenders (if approved on an individual basis) will be sufficient to provide capital for operations through December 2002.

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

           As of December 31, 2001, we have available $30.9 million of net operating loss carry-forwards, which are available to be utilized in future years to offset taxable income. These net operating loss carry-forwards will expire beginning in 2011 through 2016.

CERTAIN BUSINESS CONSIDERATIONS

           Investors are cautioned that certain statements contained in this document as well as some of our statements in periodic press releases and some oral statements of our officials during presentations about the company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "anticipates," "estimates," "expects" or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention, and we disclaim any obligation, to update these statements.

           Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to:

           Our Need for Continued Capital and Additional Financing Could Materially Adversely Affect our Business and Results of Operations. The development of hotels is capital intensive. Although we currently do not expect to develop any company-owned Candlewood hotels in 2002, if we elect to develop any hotels, we cannot assure you that we will be able to obtain the financing necessary to develop such hotels on terms acceptable to us, or at all. Because we currently do not have adequate cash balances to pay for the development costs of new hotels, if our applications with lending institutions are not approved or our loans are not funded on a timely basis, we may be unable to construct additional Candlewood hotels. We have no current arrangements with respect to, or sources of, additional debt financing. If we are unable to arrange for additional capital or financing, we may not be able to develop further hotels.

           Adverse Economic Conditions May Negatively Impact Our Occupancy Rates and Results of Operations. Since our core customers are extended-stay business travelers, moderate or severe economic downturns or adverse economic conditions negatively affect our operations. These economic conditions may be widespread or isolated to one or more geographic regions. Economic downturns generally cause a decline in the occupancy rates of our hotels as our core customers limit their extended-stay travel. For example, the tragedy at the World Trade Center caused significant short-term declines in our occupancy rates and room rates. Decreases in our occupancy rates result in a decrease in our operating revenue. In addition, as our occupancy rates decrease, we expect that competition will increase and that the average daily room rate of our hotels will be negatively impacted. As a result, recessions or other general economic conditions may have a negative impact on our results of operations and financial condition.

           We have Never Been Profitable. At December 31, 2001, we operated 76 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

           We May be Unable to Service our Debt Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends will depend upon our ability to generate capital in the future. We cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations or make our scheduled preferred stock dividend payments as they become due. In November 2001, we did not make the scheduled principal payment on the indebtedness with Doubletree. In December 2001, we reached an agreement with Doubletree to extend the original maturity date on the debt to June 2002. In addition, we may need to refinance all or a portion of our indebtedness on or before the maturity date. We do not currently have sufficient capital to pay all of our debts if they were due today and cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our Preferred Stock accumulates dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.0 million per quarter. We did not make the November 2001 and February 2002 preferred stock dividend payments. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt obligations or preferred stock could result in litigation and have a material adverse effect on our business and results of operations. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for further discussion.

           Our Growth is largely Dependant on Franchising Hotels. We intend to grow primarily by franchising Candlewood Suites and Cambridge Suites hotels. Our ability to franchise hotels and obtain franchisees involves substantial risks, including:

           -     there are a limited number of franchising opportunities;

           - we may be unable to compete with national and regional brand franchisors, many of whom have greater brand recognition than Candlewood;

           - unavailability of financing to potential franchisees on favorable terms, or at all;

           -     delays in completion of construction of franchised hotels;

           -     termination of signed franchise agreements;

           - incurring substantial costs if we abandon a franchising project prior to completion;

           - a franchisee's failure to obtain all necessary zoning and construction permits;

           - competition for suitable franchise sites from our competitors, some of whom may have greater financial resources than Candlewood franchisees;

           - our franchisees actual costs exceeding budgeted or contracted amounts; and

           - our franchised properties not achieving desired revenue or profitability levels once opened.

If we are unable to successfully franchise hotels on time or within budget, or at all, our business and results of operations would suffer.

           We Depend on a Single Type of Lodging Facility. We intend to exclusively develop, manage and franchise Candlewood Suites and Cambridge Suites hotels. We currently do not intend to develop any lodging facilities other than hotels focused on extended-stay business travelers and do not intend to develop lodging facilities with other franchisors. Accordingly, we will be subject to risks inherent in concentrating investments in a single type of lodging facility, such as a shift in demand or a reduction in business following adverse publicity, which could have a material adverse effect on our business and results of operations. In addition, we have a limited history upon which we can gauge consumer acceptance of our hotels and, accordingly, we cannot provide assurance that our hotels will be readily accepted by guests who are looking for conventional or extended-stay hotel accommodations. Furthermore, we compete against other facilities with substantially greater brand recognition.

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

IMPACT OF NEW ACCOUNTING STANDARDS

           On June 29, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 20, 2001. Additionally, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," was issued. Under Statement 142, goodwill and other indefinite lived intangibles are no longer amortized, but are periodically reviewed for impairment. Intangibles with definite lives are amortized over their useful lives. Statement 142 is effective for years beginning after December 15, 2001. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was also issued for years beginning after December 15, 2001. Statement 144 revises the measurement and recognition of impairment, specifically on assets held for disposal.

           We do not believe the issuance of either of these statements will have a material impact on our results of operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

           Our earnings are affected by changes in interest rates as the majority of our outstanding indebtedness is at variable rates based on LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance, effected by LIBOR rates at December 31, 2001, would change by approximately $17,800. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at December 31, 2001, would change by approximately $1,800.

           In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. We adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2001, we did not have any derivative financial instruments and the adoption of the new Statement did not have a significant effect on our earnings or financial position.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The response to this item is filed as a separate part of this report on Form 10-K (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1 Election of Directors" and under the caption "Executive Officers of the Company" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2002.

ITEM 11.   EXECUTIVE COMPENSATION

           There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2002.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2002.

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

DATE:  March 25, 2002                  CANDLEWOOD HOTEL COMPANY, INC.

                                          By:   /s/ Jack P. DeBoer
                                                --------------------------------
                                                Jack P. DeBoer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 25, 2002.

         Signature                             Title
/s/ Jack P. DeBoer               Director, Chairman of the Board and Chief
-----------------------------    Executive Officer
Jack P. DeBoer                   (Principal Executive Officer)

/s/ Warren D. Fix                Director, Executive Vice President, Chief
-----------------------------    Financial Officer and Secretary (Principal
Warren D. Fix                    Financial Officer)

/s/ James E. Roos
-----------------------------    Director, President and Chief Operating Officer
James E. Roos

/s/ Robert J. Cresci
-----------------------------    Director
Robert J. Cresci

/s/ J. Michael Issa
-----------------------------    Director
J. Michael Issa

/s/ Robert S. Morris
-----------------------------    Director
Robert S. Morris

/s/ Thomas H. Nielsen
-----------------------------    Director
Thomas H. Nielsen

/s/ Frank J. Pados, Jr.
-----------------------------    Director
Frank J. Pados, Jr.

/s/ Tony M. Salazar
-----------------------------    Director
Tony M. Salazar

/s/ Seth E. Schofield
-----------------------------    Director
Seth E. Schofield

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE*


                                                                            Page
Report of Independent Auditors                                               F-2
Consolidated Balance Sheets at December 31, 2001 and 2000                    F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 2001, 2000 and 1999                                          F-4
Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2001, 2000 and 1999                                    F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999                                          F-6
Notes to Consolidated Financial Statements                                   F-7
Schedule III - Real Estate and Accumulated Depreciation                      S-1

* Certain schedules have been omitted as they are not applicable to the Company or the information is contained in the consolidated financial statements or notes thereto.

                         Report of Independent Auditors


To the Board of Directors of Candlewood Hotel Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the related financial statement schedule listed in the accompanying index for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the management of Candlewood Hotel Company, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                            /s/ ERNST & YOUNG LLP
                                                Ernst & Young LLP

Chicago, Illinois
February 8, 2002, except for Note 16
     as to which the date is March 8, 2002

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

         (In thousands, except par value, stated value, and share data)

December 31,                                                  2001       2000
                                                            --------   --------
ASSETS
Investment in hotels completed and under construction:
  Hotels completed                                          $263,160   $264,896
  Hotels under construction                                     --       32,282
  Other costs                                                   --          192
                                                            --------   --------
                                                             263,160    297,370
  Accumulated depreciation and amortization                  (24,878)   (16,977)
                                                            --------   --------
  Net investment in hotels                                   238,282    280,393

Cash and cash equivalents (including $968 and $945 of
  restricted cash, respectively)                              17,966     21,834
Deposits                                                      30,086     26,334
Accounts and other receivables                                 4,663      4,912
Investments in joint ventures                                 12,994     11,467
Other assets                                                  17,347     14,369
                                                            --------   --------
      Total assets                                          $321,338   $359,309
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Mortgages and notes payable                                 $191,456   $214,575
Accounts payable and other accrued expenses                   16,364     21,686
Deferred gain on sale of hotels                               16,995     15,239
Other liabilities                                                768        892
                                                            --------   --------
      Total liabilities                                      225,583    252,392

Redeemable, convertible, cumulative preferred stock
  ("Series A"), $1,000 stated value, 65,000
  shares authorized and outstanding, net of
  offering costs                                              63,047     61,339
Redeemable, convertible, cumulative preferred stock
  ("Series B"), $1,000 stated value, 42,000
  shares authorized and outstanding, net of
  offering costs                                              40,491     39,350
Stockholders' (deficit) equity:
  Common stock, $.01 par value, 100,000,000 shares
     Authorized, 9,025,000 issued and outstanding                 90         90
  Additional paid-in capital                                  32,421     35,270
  Accumulated deficit                                        (40,294)   (29,132)
                                                            --------   --------
      Total stockholders' (deficit) equity                    (7,783)     6,228
                                                            --------   --------
      Total liabilities and stockholders' (deficit) equity  $321,338   $359,309
                                                            ========   ========


See accompanying notes.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2001, 2000 and 1999
                 (In thousands, except share and per share data)


                                                                                       2001           2000           1999
                                                                                   -----------    -----------    -----------
REVENUES:
Hotel operations                                                                   $   127,092    $   127,771    $   105,467
Other income                                                                             3,031          3,458          1,459
                                                                                   -----------    -----------    -----------
      Total hotel operating revenues                                                   130,123        131,229        106,926
Proceeds from sales of hotels, net of deferred gain of $64,
      $0 and $2,319, respectively                                                       28,850           --           24,281
Deferred gain recognition on sales of hotels                                             1,280          2,183          1,329
                                                                                   -----------    -----------    -----------
      Total revenues                                                                   160,253        133,412        132,536
                                                                                   -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:
Hotel operating expenses                                                                74,451         67,993         60,217
Corporate operating expenses                                                             7,162          6,392          5,431
Rent expense on leased hotels                                                           26,523         25,056         24,821
Hotel opening costs                                                                        230            279          1,103
Abandoned site costs                                                                      --             --            2,043
Depreciation and amortization                                                           11,641         10,578          8,412
                                                                                   -----------    -----------    -----------
      Total operating costs and expenses                                               120,007        110,298        102,027
Cost of hotels sold                                                                     29,064           --           24,281
                                                                                   -----------    -----------    -----------
                                                                                        11,182         23,114          6,228

Interest income                                                                            761          1,150          1,034
Interest expense                                                                       (17,081)       (18,577)       (10,053)
                                                                                   -----------    -----------    -----------
      (Loss) income before preferred stock dividends                                    (5,138)         5,687         (2,791)

Preferred stock dividends                                                               (8,025)        (8,025)        (8,025)
                                                                                   -----------    -----------    -----------
      Net loss available to common stockholders                                    $   (13,163)   $    (2,338)   $   (10,816)
                                                                                   ===========    ===========    ===========

Per share data:
      Net loss per share of common stock - basic and diluted                       $     (1.46)   $      (.26)   $     (1.20)

      Average weighted shares of common stock outstanding                            9,025,000      9,025,000      9,025,000


See accompanying notes.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)


                                                                                                             Total
                                                    Common            Additional        Accumulated      Stockholders'
                                                     Stock         Paid-in Capital        Deficit           Equity
                                                 ------------      ---------------      -----------      ------------
Balance at December 31, 1998                     $         90      $        35,270      $   (15,978)     $     19,382

Preferred stock dividends paid                           --                   --             (8,025)           (8,025)
Net loss before preferred stock dividends                --                   --             (2,791)           (2,791)
                                                 ------------      ---------------      -----------      ------------

Balance at December 31, 1999                               90               35,270          (26,794)            8,566

Preferred stock dividends paid                           --                   --             (8,025)           (8,025)
Net income before preferred stock dividends              --                   --              5,687             5,687
                                                 ------------      ---------------      -----------      ------------

Balance at December 31, 2000                               90               35,270          (29,132)            6,228

Preferred stock dividends paid                           --                   --             (6,024)           (6,024)
Preferred stock dividends unpaid                                            (2,001)                            (2,001)
Accretion of preferred stock to stated value                                  (848)                              (848)
Net loss before preferred stock dividends                --                   --             (5,138)           (5,138)
                                                 ------------      ---------------      -----------      ------------

Balance at December 31, 2001                     $         90      $        32,421      $   (40,294)     $     (7,783)
                                                 ============      ===============      ===========      ============

See accompanying notes.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)


                                                                     2001              2000              1999
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income before preferred stock dividends                   $     (5,138)     $      5,687      $     (2,791)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                    11,641            10,578             8,412
      Loss (income) from joint ventures                                 1,095              (176)               91
      Deferred gain recognition on sales of hotels                     (1,280)           (2,183)           (1,329)
      Abandoned site costs                                               --                --               2,043
      Change in:
        Hotels completed and under construction                          --
           held for sale                                                 --                --              20,776
        Deposits                                                       (3,752)             --              (2,487)
        Accounts receivable                                               249              (177)           (1,937)
        Opening costs                                                    --                --                 718
        Other assets                                                   (4,639)           (2,575)           (3,738)
        Accounts payable and other accrued expenses                      (813)             (341)           (1,360)
        Deferred gain on sale of hotels                                 3,036                (9)            1,989
        Other liabilities                                                (124)             (132)               (1)
                                                                 ------------      ------------      ------------
   Net cash provided by operating activities                              275            10,672            20,386
                                                                 ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of hotels                                          28,914              --              26,600
Change in hotels completed and under construction                      (5,237)          (27,264)         (118,636)
Distributions from joint ventures                                       1,750               800              --
Purchase of intangible assets                                            (427)              (17)             (335)
                                                                 ------------      ------------      ------------
   Net cash provided by (used in) investing activities                 25,000           (26,481)          (92,371)
                                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and notes payable                                5,431            29,549            79,287
Payments on mortgages and notes payable                               (28,550)           (2,357)           (3,484)
Preferred stock dividends                                              (6,024)           (8,025)           (8,025)
Other liabilities                                                        --                (148)             (276)
Expenditures for private placement                                       --                --                 (48)
                                                                 ------------      ------------      ------------
   Net cash (used in) provided by financing activities                (29,143)           19,019            67,454
                                                                 ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                   (3,868)            3,210            (4,531)
Cash and cash equivalents at beginning of year                         21,834            18,624            23,155
                                                                 ------------      ------------      ------------
Cash and cash equivalents at end of year                         $     17,966      $     21,834      $     18,624
                                                                 ============      ============      ============

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                           $     18,995      $     21,289      $     14,142
                                                                 ============      ============      ============

See accompanying notes.

                 CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND BASIS OF PRESENTATION

      a.   DESCRIPTION OF BUSINESS

      Candlewood Hotel Company, Inc. (the "Company") owns, operates, franchises and manages high quality, value-oriented, business travel hotels. The hotels offer accommodations for all guests, while catering to mid-market and upscale business and personal travelers seeking multiple night stays.

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

      In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of Series A Preferred Stock at an offering price of $1,000 per share (the "Stated Value"). The net proceeds to the Company were approximately $61.3 million after deducting commissions and expenses. The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum. Series A Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series A Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

      All majority-owned subsidiaries have been consolidated into the consolidated financial statements. In addition, all intercompany transactions have been eliminated.

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

      The Company evaluates hotels for impairment when conditions indicate that it is probable that the sum of the expected future cash flows is less than the carrying value of the hotels. Upon determination that a hotel has been impaired, the carrying value of the hotel is reduced to fair value less costs to sell. As of December 31, 2001, no permanent impairment conditions exist at any of the Company's hotels. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The application of the provisions of this statement is not expected to affect the earnings and financial position of the Company.

      c.   CASH EQUIVALENTS

      The Company considers all highly liquid assets with a maturity of three months or less when purchased to be cash equivalents.

      d.   RESTRICTED CASH

      Restricted cash represents cash that, under the terms of certain loan agreements, has been set aside as a condition of loan financing. These funds, which are held by the lenders, will be released to the Company upon achievement of certain operating criteria, as defined in the loan agreements.

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

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. The Company adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2001, the Company did not have any derivative financial instruments and the adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

      f.   INTANGIBLE ASSETS

      Intangible assets include ownership rights, title and interest in the Candlewood Hotel name, costs for patents and trademarks and costs to obtain franchise agreements. These assets are being amortized using the straight-line method over a period of ten to twenty years and are included in other assets on the accompanying consolidated balance sheets. In 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," upon its effective date. The adoption did not have an effect on the earnings or the financial position of the Company.

      g.   DEFERRED FINANCING COSTS

      Deferred financing costs are costs incurred to obtain construction and permanent financing and are included in other assets on the accompanying consolidated balance sheets. These costs are amortized over the life of the related loan on a method, which approximates the level yield basis.

      h.   REVENUE RECOGNITION

      Room revenue and other revenues are recognized when earned. Recognition of franchise fee revenue is deferred until all material services or conditions relating to the respective franchise have been substantially performed or satisfied by the Company. Such revenue, when recognized, is included in other income on the accompanying consolidated statements of operations.

      The Company's sales of hotels are accompanied by a leaseback of the facilities under operating lease agreements. Such sales are recognized when the title passes to the buyer, generally upon the receipt of proceeds. Related profit is deferred due to required support obligations under the operating lease agreements until operations meet stipulated levels. At such time, the deferred gain is recognized in earnings over the remaining lease term.

      i.   ADVERTISING

      Advertising costs are expensed as incurred.

      j.   INCOME TAXES

      The Company is taxed as a corporation as defined in subchapter "C" under the Internal Revenue Code for federal and state income tax purposes and accounts for any temporary differences under the asset and liability method.

      k.   OPENING AND ORGANIZATION COSTS

      Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. Organization costs relate to the formation of the Company and Subsidiaries. Such costs are expensed as incurred.

      l.   INVESTMENTS IN JOINT VENTURES

      The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity that it accounts for under the equity method of accounting.

      m.   SEGMENT REPORTING

      The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company's reportable segments for the years ended December 31, 2001, 2000 and 1999, respectively, is as follows:

Year ended December 31, 2001
--------------------------------------------------------------------------------
(In thousands)                                Operation of   Sale of
                                                 Hotels       Hotels     Total
                                              ------------  ---------  ---------
Revenues from external customers               $  130,123   $  28,850  $ 158,973
Interest expense                                   17,081           -     17,081
Depreciation expense                               10,897           -     10,897
Segment profit                                      1,171       1,280      2,451

Hotels assets:
   Hotels completed and under construction        263,160           -    263,160
   Accounts receivable                              1,294       1,863      3,157
Deferred gain on sale of hotels                         -      16,995     16,995

Year ended December 31, 2000
--------------------------------------------------------------------------------
(In thousands)                                Operation of    Sale of
                                                 Hotels        Hotels     Total
                                              ------------  ---------  ---------
Revenues from external customers               $  131,229    $      -  $ 131,229
Interest expense                                   18,577           -     18,577
Depreciation expense                                9,828           -      9,828
Segment profit                                      9,775       2,183     11,958

Hotels assets:
   Hotels completed and under construction        297,370           -    297,370
   Accounts receivable                              1,647       2,110      3,757
Deferred gain on sale of hotels                         -      15,239     15,239

Year ended December 31, 1999
--------------------------------------------------------------------------------
(In thousands)                                Operation of    Sale of
                                                 Hotels       Hotels     Total
                                              ------------  ---------  ---------
Revenues from external customers               $  106,926   $   24,281  $131,207
Interest expense                                   10,053            -    10,053
Depreciation expense                                7,788            -     7,788
Segment profit                                      4,047        1,329     5,376

Hotels assets:
   Hotels completed and under construction        279,729            -   279,729
   Accounts receivable                              2,050        2,014     4,064
Deferred gain on sale of hotels                         -       17,431    17,431

      The difference between segment profit and net income is corporate expenses not specific to the Company's reportable segments.

      n.   USE OF ESTIMATES

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

      o.   RECLASSIFICATIONS

      Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications have no effect on the operations or equity as originally presented.

3.    INVESTMENT IN HOTELS COMPLETED AND UNDER CONSTRUCTION

      For the years ended December 31, 2001, 2000 and 1999, respectively, investment in hotels consists of the following:

      Year ended December 31,                      2001        2000      1999
--------------------------------------------------------------------------------
      (In thousands)
      Hotels completed:
           Land                                 $  42,332   $  45,495   $ 39,863
           Buildings and improvements             180,714     179,510    164,799
           Furniture, fixtures and equipment       40,114      39,891     33,658
                                                ---------   ---------   --------
                                                  263,160     264,896    238,320
      Hotels under construction                         -      32,282     37,755
      Other costs                                       -         192      3,654
                                                ---------   ---------   --------
                                                  263,160     297,370    279,729
      Less accumulated depreciation               (24,878)    (16,977)    (8,582)
                                                ---------   ---------   --------
                                                $ 238,282   $ 280,393   $271,147
                                                =========   =========   ========

      Hotels completed and hotels under construction also include capitalized interest costs. For the years ended December 31, 2001, 2000 and 1999, the Company incurred interest costs of approximately $17.8 million, $21.6 million and $15.3 million, respectively, of which $733,000, $3.0 million and $5.2 million was capitalized. Depreciation expense for the years ended December 31, 2001, 2000 and 1999, was approximately $9.2 million, $8.4 million and $6.7 million, respectively. As of December 31, 2001, the Company did not have any hotels held for sale.

      Other costs at December 31, 2000 and December 31, 1999 included $192,000 and $3.7 million of acquisition costs, respectively. Acquisition costs are costs related to the acquisition of property sites. For the year ended December 31, 1999, $2.0 million of acquisition costs related to abandoned sites were charged to operations. There were no abandoned site costs charged to operations for the years ended December 31, 2001 and December 31, 2000.

4.    MORTGAGES AND NOTES PAYABLE

      A summary of mortgages and notes payable at December 31, 2001 and 2000, respectively, is as follows:

      December 31,                                            2001        2000
--------------------------------------------------------------------------------
      (In thousands)
      Mortgage debt - GMAC:
           30 day LIBOR + 3.40% to 4.25%
           Secured by individual hotels
           Maturity dates from February 2002 to
              September 2003
           Monthly principal and interest payments
              (amortized over 25 years) commence
              12 to 18 months following loan closing        $173,977    $171,956

      Mortgage debt - other financial institutions
              and banks:
              8.30% fixed rate
           Secured by individual hotel
           Maturity date June 2011
           Monthly principal and interest payments
              (amortized over 22.5 years) commence
              at loan closing                                  3,979      27,619

      Subordinated notes payable - unsecured
              (payable to Doubletree)
           15.0% fixed rate, paid quarterly
           Maturity dates June - July 2002
           Monthly principal payments of $1.0 million         13,500      15,000
                                                            --------    --------
                                                            $191,456    $214,575
                                                            ========    ========

      The 30-day LIBOR rate was 1.88% and 6.56% at December 31, 2001 and December 31, 2000, respectively. Approximately $52.6 million of the Company's debt at December 31, 2001 is subject to a LIBOR interest rate floor of 5.0%. As of December 31, 2001, interest rates based on LIBOR ranged from 5.52% to 9.25%.

      As of December 31, 2001, all mortgage loans are in their principal amortization period. Maturity dates for loans financed through GMAC currently range from February 2002 to September 2003, as amended. As of December 31, 2001, all of the Company's mortgage debt with GMAC scheduled to mature in 2002 can be extended, under the terms of the existing loan agreements, for one year with certain loans providing for extensions of up to two years.

      During the year ended December 31, 2001, the Company renegotiated its subordinated notes payable to Doubletree to extend the maturity on one of its two subordinated notes. As a result, the Company paid $1.5 million at the date of the renegotiation and is making monthly principal payments of $1.0 million up to maturity at which time a lump sum of $6.0 million will be due. The remaining note of $2.5 million will mature in July 2002.

      Approximately $16.0 million of the Company's debt at December 31, 2001 and 2000 was partially guaranteed by Doubletree. In exchange for the guarantee, Doubletree receives a 5% interest in the defined cash flows of certain hotels and a 0.25-0.50% fee on the total loan amount outstanding. For the years ended December 31, 2001, 2000 and 1999, interest incurred related to this guarantee was approximately $272,000, $218,000 and $206,000, respectively.

      Scheduled principal payments required on mortgage and other notes payable subsequent to December 31, 2001, are as follows:

      Year ended December 31, 2001
--------------------------------------------------------------------------------
      (In thousands)
      2002                                                     $ 141,677
      2003                                                        45,903
      2004                                                            59
      2005                                                            64
      2006                                                            69
      Thereafter                                                   3,684
                                                               ---------
           Total                                               $ 191,456
                                                               =========

5.    INVESTMENTS IN JOINT VENTURES

      As of December 31, 2001, the Company had $13.0 million invested in joint ventures, of which $4.4 million (in non-cash transactions, net of $3.9 million of debt) was contributed during the year ended December 31, 2001. The difference between the amount at which the investment is carried in the Company's accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of December 31, 2001, this amount was approximately $4.8 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the years ended December 31, 2001, 2000 and 1999, equity income (loss) in joint ventures of $123,000, $442,000 and ($91,000), respectively, was recorded before recognition of the carrying value difference of $1.2 million, $266,000 and $0, respectively. These amounts are included in other income on the accompanying consolidated statements of operations. Additionally, during the year ended December 31, 2001 and 2000, the Company received distributions from its joint ventures of $1.8 million and $800,000, respectively.

      The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual in which it has a 50% ownership. Hotel operations for the joint venture commenced in 2000, and as of December 31, 2001, the Company operated eight hotels pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. As of December 31, 2001, this amount was estimated at approximately $4.3 million. As of December 31, 2001, Boston Capital and Mass Mutual had not required the Company to increase its capital contribution, although they may require the Company to do so in the future. The Company is otherwise in compliance with the terms of the joint venture agreement. The following is unaudited condensed financial information for the joint venture as of December 31, 2001, 2000 and 1999:

                                                  2001        2000        1999
--------------------------------------------------------------------------------
      (In thousands)
      Hotels completed and under construction   $ 76,417    $ 66,443    $ 16,024
      Other assets                                 5,594       3,951       1,711
                                                --------    --------    --------
      Total assets                              $ 82,011    $ 70,394    $ 17,735
                                                ========    ========    ========

      Total development liabilities             $ 75,965    $ 62,596    $ 12,665
      Total equity                                 6,046       7,798       5,070
                                                --------    --------    --------
      Total liabilities and equity              $ 82,011    $ 70,394    $ 17,735
                                                ========    ========    ========

      Year ended December 31,                     2001          2000
--------------------------------------------------------------------------------
      (In thousands)
      Total revenue                             $ 20,152      $  8,569
      Hotel operating expenses                    10,423         3,886
      Hotel opening costs                            150           624
      Depreciation and amortization                2,825         1,342
      Interest expense                             6,095         1,660
                                                --------      --------
      Net pre-tax income                        $    659      $  1,057
                                                ========      ========

      In addition, as of December 31, 2001, the Company has guaranteed construction debt on the joint venture properties of approximately $57.2 million. This debt is collateralized by the hotels completed and under construction in the joint venture. Maturity dates on this debt range from October 2002 to December 2007 with certain notes providing extensions for up to two years under specific criteria including loan to value ratios. This debt is not included in the Company's consolidated financial statements (See Note 4) and the Company does not receive any fees related to this guarantee.

      The scheduled maturity dates for the guaranteed debt as of December 31, 2001, are as follows:

      Year ended December 31, 2001
--------------------------------------------------------------------------------
      (In thousands)
      2002                                                        $  6,616
      2003                                                          24,950
      2004                                                          13,498
      2005                                                           4,416
      2006                                                             166
      Thereafter                                                     7,552
                                                                  --------
           Total                                                  $ 57,198
                                                                  ========

6.    REDEEMABLE, CONVERTIBLE PREFERRED STOCK

      General

      The Company has authorized "blank check" preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At December 31, 2001 and 2000, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

      Preferred Stock Offerings

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

      The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors.

      Series A and Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends. Pursuant to the anti-dilution protection provisions of the certificate of designation for the Series A Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in 2001 from $9.50 per share to $9.13 per share to reflect the grant of new employee stock options.

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

      The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the year ended December 31, 2001, approximately $848,000 was recorded as an increase to the carrying value of the preferred stock.

      The Company did not make the Series A and Series B preferred stock dividend payment in November 2001. As a result, the Company has accrued the $2.0 million cumulative dividend, which has been recorded as an increase to the carrying amount of the Series A and Series B preferred stock.

7.    STOCKHOLDERS' EQUITY

      On November 8, 1996, the Company completed its initial public offering of 3,850,000 shares of common stock. The stock was offered to the public at an initial offering price of $10.00 per share. The proceeds to the Company were approximately $35.0 million, net of offering costs of $2.7 million.

      Immediately prior to the offering, Doubletree, JPD Corporation and the Fix Partnership received 5,175,000 shares in exchange for their outstanding membership interests in Candlewood LLC and certain minority interests in subsidiary LLC's (Note 1). Total shares outstanding at December 31, 2001 and 2000 were 9,025,000.

8.    STOCK OPTIONS

      The Company has one stock option plan, the 1996 Equity Participation Plan, as amended, (the "Plan"), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. In 2001, the stockholders approved an amendment to the Plan, which increased the number of options available for grant to 2,676,710 from 1,676,710. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted.

      A summary of the Company's stock option activity and related exercise price information for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                                Weighted-Average
                                                   Shares        Exercise Price

Options outstanding, December 31, 1998             899,900           $ 8.73

Granted                                            565,300             4.24
Exercised                                                -                -
Forfeited                                         (277,377)            7.62
                                                 ---------           ------

Options outstanding, December 31, 1999           1,187,823             6.82

Granted                                            132,600             2.37
Exercised                                                -                -
Forfeited                                          (96,923)            4.61
                                                 ---------           ------

Options outstanding, December 31, 2000           1,223,500             6.52

Granted                                            563,075             2.97
Exercised                                                -                -
Forfeited                                         (316,989)            5.35
                                                 ---------           ------
Options outstanding, December 31, 2001           1,469,586           $ 5.35
                                                 =========           ======


At December 31, 2001, 1,469,586 options were outstanding at prices ranging from $1.55 to $11.38. There were 705,461, 600,957, and 338,674 shares exercisable as of December 31, 2001, 2000 and 1999, respectively.

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

Year ended December 31,                       2001       2000       1999
--------------------------------------------------------------------------------
(In thousands except per share data):

Net (loss) income before preferred stock
    dividends, as reported                  $(5,138)   $ 5,687    $(2,791)
Net (loss) income before preferred stock
    dividends, pro forma                     (5,793)     5,003     (3,349)

Net (loss) income per share, as reported      (1.46)    (0.26)      (1.20)
Net (loss) income per share, pro forma        (1.53)    (0.33)      (1.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2001, 2000 and 1999, the following assumptions were used:

      Year ended December 31,                      2001       2000        1999
--------------------------------------------------------------------------------
      Expected dividend yield                      0.00%       0.00%       0.00%
      Expected stock price volatility             60.14%      55.50%      66.87%
      Risk-free interest rate                      4.89%       6.30%       5.14%
      Expected life of options                   5 years     5 years     5 years

      The weighted-average fair value of the options granted during 2001, 2000, and 1999 was $1.58, $1.28 and $2.22 per share, respectively. The weighted-average exercise price and weighted-average contractual life, by exercise price range for options outstanding as of December 31, 2001, was as follows:

                                                               Weighted-Average
                               Number of    Weighted-Average      Remaining
      Exercise Price            Options      Exercise Price    Contractual Life

      $1.55 to $2.30             80,824          $  1.94         8.7 years
      $2.44 to $3.25            545,800             3.00         8.9 years
      $3.81 to $4.81            368,925             4.58         6.8 years
      $7.25 to $10.50           434,037             9.04         5.0 years
      $11.25 to $11.38           40,000            11.28         5.6 years

      The weighted-average exercise price of the options exercisable as of December 31, 2001, 2000 and 1999 were $7.37, $8.14 and $9.11, respectively.

9.    EMPLOYEE BENEFITS PLAN

      Effective June 1, 1996, the Company established the Candlewood Hotel Company 401(k) Profit Sharing Plan (the "Plan") for its employees. Generally, all full-time employees over the age of 21 who have completed ninety days of service, as amended, are eligible to participate in the Plan. Employees are permitted to contribute up to 15% of their individual compensation, subject to certain limitations established by the Internal Revenue Service for plans of this type. The Company may, but is not obligated to, make contributions on behalf of each participant. Effective October 1, 1999, the Company match rate was increased from 25% to 50% of all participants' contributions, not to exceed 6% of the employee's compensation. For the years ended December 31, 2001, 2000 and 1999 respectively, the Company matched contributions in the amount of approximately $456,000, $411,000 and $201,000.

10.   RELATED PARTY TRANSACTIONS

      As of December 31, 2001, the Company had two managed hotel properties in which the Company's chairman had a controlling interest. These properties are the Cambridge Suites and the Hotel at Old Town, both located in Wichita, Kansas. For the years ended December 31, 2001, 2000 and 1999, respectively, the Company received management fees from these properties in the amount of approximately $270,000, $223,000 and $150,000.

      The Company purchases property and casualty insurance, workers' compensation coverage, and builders risk insurance through an insurance agency ("Agency") in which the Company's chairman owns a minority interest. Prior to March 15, 1999, the Company also rented office space and equipment under a five-year lease from a corporation in which the Company's chairman owns a minority interest. In addition, certain corporate travel is purchased from a corporation owned by the Company's chairman. A summary of these transactions and the related payable at year-end for the years ended December 31, 2001, 2000 and 1999 is as follows:

      Year ended December 31,                  2001         2000          1999
--------------------------------------------------------------------------------
      (In thousands):

      Total insurance premiums paid          $  1,628     $    990      $  1,213
      Office and equipment rent                     1            6            20
      Corporate air travel                        275          160           199
      Amounts payable at December 31,               5           89            41

11.   INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's approximated deferred income tax assets and liabilities as of December 31, 2001, 2000 and 1999 are as follows:

      Year ended December 31,                         2001      2000      1999
--------------------------------------------------------------------------------
      (In thousands):
      DEFERRED TAX ASSETS:
      Taxable gain on sale-leaseback transaction
         in excess of book income                   $   476  $    278  $  1,127
      Deferred franchise fee revenue                     39        56        94
      Tax benefit of net operating loss
        carry-forwards                                8,912     8,418     4,477
                                                    -------  --------  --------
           Total gross deferred tax assets            9,427     8,752     5,698
      Valuation allowance                             1,571     2,115     2,627
                                                    -------  --------  --------
           Total deferred tax assets                  7,856     6,637     3,071
                                                    -------  --------  --------

      DEFERRED TAX LIABILITIES:
      Excess tax depreciation over book               7,801     6,578     3,008
      Financial basis in excess of tax basis of
        intangible assets                                55        59        63
                                                    -------  --------  --------
           Total deferred tax liabilities             7,856     6,637     3,071
                                                    -------  --------  --------
                Net deferred tax asset              $     -  $      -  $      -
                                                    =======  ========  ========

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

      The Company had a cumulative net operating loss carry-forward available to offset future taxable income of $30.9 million and $24.7 million as of December 31, 2001 and 2000, respectively, which expire in 2011 through 2016. Net operating losses, available to offset future taxable income, generated in the years ended December 31, 2001, 2000 and 1999, were approximately $6.2 million, $3.9 million and $12.6 million, which expire in 2016, 2015, and 2014, respectively.

12.   SALE / LEASEBACK

      As of December 31, 2001, the Company had completed three separate sale-leaseback transactions with Hospitality Properties Trust ("HPT"). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in August 2001. As of December 31, 2001, the Company has sold 36 hotels to HPT for an aggregate purchase price of $289.8 million.

      Terms of the sales were all cash at the close of escrow for each hotel sold. Each of the hotels sold has been leased back to a wholly owned subsidiary of Candlewood pursuant to the terms of an operating lease. This lease expires in December 2016 and may be renewed in certain circumstances and at the election of the Company for up to three 15-year periods. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year's lease payments. The security deposit will be released to the Company at the end of the lease term.

      The agreements also provide for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place a 5% deposit with HPT, upon the initial closing of each transaction, the deposit will be refunded to the Company when cash flows from operations exceed required lease payments by 140% of defined cash flows from operations. The deposit is charged to cost of sales as the hotels are sold. Upon attainment of the required coverage ratios, the portion of the deposit refunded to the Company will be recognized in income beginning in the period such funds, if any are received, and recognized into income over the remaining lease term. As part of the agreement to sell two additional hotels to HPT in August 2001, the Company received in return approximately $3.1 million of the guaranty deposit.

      In total, the Company has sold $289.8 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company's accounting policies (Note 2). For the years ended December 31, 2001, 2000 and 1999, respectively, the Company recognized approximately $1.3 million, $2.2 million and $1.3 million of deferred gain into income. As of December 31, 2001, the Company has recognized a total of $5.4 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the hotels sold are presented on the consolidated statements of operations.

13.   COMMITMENTS

      The Company leases corporate office space and certain equipment at its hotels and corporate offices under non-cancelable operating leases that expire at various dates through August 2006. The total monthly payment on these leases is approximately $164,000.

      In addition, the Company leases 36 hotels under a non-cancelable operating lease with HPT. In August 2001, concurrently with the sale of two additional hotels to HPT, the Company re-negotiated its operating leases to combine the separate leases entered into through the sale-leaseback transactions. As a result, the lease term was extended with a remaining lease term of 15 years expiring on December 2016. The lease calls for monthly lease payments of approximately $2.5 million, with annual base rent of approximately $29.5 million. In addition, the lease provides for contingent rent equal to 10% of the increase in gross hotel sales, as defined in the lease, over the amount generated in each hotel's second year of operation. The monthly lease payments for hotels sold prior to August 2001 were not affected by the new lease terms.

      Payments for all operating leases for the years ended December 31, 2001, 2000 and 1999, were approximately $28.2 million, $27.8 million and $27.3 million, respectively. Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year at December 31, 2001 are as follows:

      Year ended December 31, 2001
--------------------------------------------------------------------------------
      (In thousands)
      2002                                                            $  29,886
      2003                                                               29,628
      2004                                                               29,001
      2005                                                               28,581
      2006                                                               28,403
      Thereafter                                                        283,890
                                                                      ---------
           Total future minimum lease payments                        $ 429,389
                                                                      =========

14.   LITIGATION AND LEGAL MATTERS

      From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. All such proceedings individually and in aggregate are not expected to have a material adverse impact on the Company.

15.   EPS-EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999:

      Year ended December 31,                                                    2001                 2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
      (In thousands, except share and per share data):
      (Loss) income available to common
            stockholders before preferred stock dividends                    $   (5,138)           $    5,687            $  (2,791)
      Preferred stock dividends                                                  (8,025)              (8,025)               (8,025)
                                                                             ----------            ----------            ----------
      Net loss available to common stockholders
           (Numerator of basic earnings per share)                           $  (13,163)           $  (2,338)            $ (10,816)

      Dilutive securities - preferred stock dividends                                 -                     -                     -
                                                                             ----------            ----------            ----------
      Loss available to common stockholders
           after assumed conversion of preferred stock
           (Numerator for diluted earnings per share)                        $  (13,163)           $  (2,338)            $ (10,816)
                                                                             ==========            ==========            ==========

      Weighted-average common shares
           (Denominator for basic earnings per share)                         9,025,000             9,025,000             9,025,000
      Dilutive securities - employee stock options                                    -                     -                     -
      Dilutive securities - preferred stock                                           -                     -                     -
                                                                             ----------            ----------            ----------
      Adjusted weighted-average common shares
           and assumed conversion of preferred stock
           (Denominator for diluted earnings per share)                       9,025,000             9,025,000             9,025,000
                                                                             ==========            ==========            ==========


      Per share amounts:
      Net loss per share - basic                                             $    (1.46)           $   (0.26)            $   (1.20)
      Net loss per share - diluted                                           $    (1.46)           $   (0.26)            $   (1.20)

      For additional disclosures regarding the convertible preferred stock and the employee stock options, see Notes 6 and 8.

      As of December 31, 2001, options to purchase 1,469,586 shares of common stock at a weighted-average exercise price of $5.35 per share were outstanding. These options were not included in the computation of diluted earnings per share as the Company had a net loss available to common stockholders and the inclusion of such options would be anti-dilutive.

      As of December 31, 2001, the Company had $65.0 million and $42.0 million, respectively, of Series A and Series B Preferred Stock outstanding (See
      Note 6). The assumed conversion of these shares into approximately 11.7 million shares of common stock would be anti-dilutive and, therefore, was not included in the diluted earnings per share calculation as reported.

16.   SUBSEQUENT EVENTS

      As discussed in Note 6, the Company did not make its November 2001 Preferred Stock Dividend payment, and in February 2002, the Company made the decision to forego payment of its $2.0 million February 2002 Preferred Stock Dividend. Series A and B preferred stockholders have the right to convert, at any time at their option into shares of common stock. The Company's failure to pay these dividends has resulted in an automatic adjustment to the conversion price of the preferred stock from $9.13 to $8.63 and may result in a future adjustment to the dividend rate. Preferred stock dividends are in preference to any dividend on the Company's common stock.

      On March 8, 2002, the Company purchased a hotel, which was previously franchised to an unaffiliated third party for the outstanding debt balance of $4.7 million.

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of unaudited quarterly data for the years 2001, 2000 and 1999 (amounts in thousands, except for per share amounts.)

                                                     First         Second          Third         Fourth
                                                    Quarter        Quarter        Quarter        Quarter
                                                    --------       --------       --------       --------
                     2001
-----------------------------------------------
Hotel operating revenue                             $ 31,184       $ 33,369       $ 33,493       $ 29,046
 Total revenues                                       32,207         34,783         63,797         29,466
Income (loss) before preferred stock dividends          (741)           947           (525)        (4,819)
Net income (loss) available to common
     shareholders                                     (2,720)        (1,053)        (2,548)        (6,842)
Weighted average shares outstanding - basic
     and diluted                                       9,025          9,025          9,025          9,025
Net income (loss) per share of common
     stock - basic and diluted                      $  (0.30)      $  (0.12)      $  (0.28)      $  (0.76)

                     2000
-----------------------------------------------
Hotel operating revenue                             $ 30,240       $ 33,840       $ 33,624       $ 30,067
 Total revenues                                       31,213         35,101         35,265         31,833
Income (loss) before preferred stock dividends           256          3,014          3,082           (665)
Net income (loss) available to common
     shareholders                                     (1,739)         1,018          1,065         (2,682)
Weighted average shares outstanding - basic
     and diluted                                       9,025          9,025          9,025          9,025
Net income (loss) per share of common
     stock - basic and diluted                      $  (0.19)      $   0.11       $   0.12       $  (0.30)

                     1999
-----------------------------------------------
Hotel operating revenue                             $ 21,267       $ 26,906       $ 29,585       $ 27,709
 Total revenues                                       45,936         27,470         30,518         28,612
Income (loss) before preferred stock dividends        (2,053)           135          2,115         (2,988)
Net income (loss) available to common
     shareholders                                     (4,032)        (1,866)            92         (5,010)
Weighted average shares outstanding - basic
     and diluted                                       9,025          9,025          9,025          9,025
Net income (loss) per share of common
     stock - basic and diluted                      $  (0.45)      $  (0.20)      $   0.01       $  (0.56)

                                  SCHEDULE III
                         CANDLEWOOD HOTEL COMPANY, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                                                    Costs Capitalized
                                                                          Initial Cost to Company  Subsequent to Acquisition
                                                                          -----------------------  -------------------------

                   (1)                                                                Depreciable                Depreciable
            Candlewood Hotels               Location        Encumbrances    Land       Property     Land          Property
-------------------------------------  -------------------  ------------  -------     -----------  ------        -----------
Wichita                                        Wichita  KS   $       -    $     -     $         -  $    -        $       330
Omaha                                            Omaha  NE           -          -               -       -                229
Denver - Tech Center                            Denver  CO           -          -               -       -                247
Louisville                                  Louisville  KY           -          -               -       -                132
Cincinnati-Blue Ash                           Blue Ash  OH           -          -               -       -                107
Birmingham                                  Birmingham  AL           -          -               -       -                 77
Kansas City                              Overland Park  KS       3,979        542           5,365       -                 96
Norfolk - Hampton                              Hampton  VA           -          -               -       -                126
Wichita - Airport                              Wichita  KS           -          -               -       -                 85
Charlotte - Coliseum                         Charlotte  NC       1,522        403           3,801       -                 57
Detroit - Southfield                        Southfield  MI           -          -               -       -                 75
Raleigh-Cary                                   Raleigh  NC       3,329        578           5,232       -                 78
Philadelphia - Willow Grove               Willow Grove  PA           -          -               -       -                107
Houston - Clear Lake                        Clear Lake  TX           -          -               -       -                 88
Knoxville                                    Knoxville  TN       3,502        566           4,369       -                 83
Phoenix                                        Phoenix  AZ           -          -               -       -                124
Salt Lake City - Airport                Salt Lake City  UT           -          -               -       -                135
Salt Lake City - Ft. Union                   Ft. Union  UT           -          -               -       -                100
Houston - Loop Central                         Houston  TX       6,090      1,817           5,538       -                121
Houston - Town & Country                       Houston  TX           -          -               -       -                125
Irvine East - Lake Forest                  Irvine East  CA           -          -               -       -                 97
Phoenix-Tempe                                    Tempe  AZ           -          -               -       -                 98
Detroit - Auburn Hills                    Auburn Hills  MI       5,686      1,205           6,217       -                 67
Jacksonville                              Jacksonville  FL           -          -               -       -                219
Huntsville                                  Huntsville  AL           -          -               -       -                 74
Dallas - Fort Worth                       Fossil Creek  TX       3,361        592           4,648       -                113
Detroit - Troy                                    Troy  MI       5,220      1,003           6,264       -                 71
Miami - Airport                                  Miami  FL       5,606      2,013           7,155       -                 77
Detroit - Warren                                Warren  MI           -          -               -       -                 88
Pittsburgh-Airport                          Pittsburgh  PA           -          -               -       -                 73
Des Moines                                  Des Moines  IA           -          -               -       -                 80
Irving - Las Colinas                       Las Colinas  TX           -          -               -       -                 70
Chicago - Libertyville                    Libertyville  IL       5,538      1,086           6,751       -                 93
Austin - Northwest                              Austin  TX           -          -               -       -                114
Somerset                                      Somerset  NJ           -          -               -       -                 72
Charlotte-University                         Charlotte  NC           -          -               -       -                 87
Dallas - Arlington                           Arlington  TX       5,177        861           6,371       -                 89
Irvine - Spectrum                               Irvine  CA       6,091      2,116           6,442       -                 84
Albuquerque                                Albuquerque  NM           -          -               -       -                108
Nashville - Brentwood                        Brentwood  TN           -          -               -       -                 78
Houston - Westchase                          Westchase  TX           -          -               -       -                 97
Dallas - Galleria                               Dallas  TX       6,017      2,005           6,287       -                 83
Dallas - Plano                                   Plano  TX       5,351      1,518           6,060       -                 91
Denver - Lakewood                               Denver  CO           -          -               -       -                 83
Boston - Braintree                              Boston  MA           -          -               -       -                 84
Detroit - Ann Arbor                          Ann Arbor  MI       5,293        962           6,426       -                 79
Orlando - Altamonte Springs                    Orlando  FL       5,279      1,572           5,613       -                105
Greensboro                                  Greensboro  NC       4,692      1,004           5,529       -                 74
Dallas - North / Richardson                     Dallas  TX       4,769      1,533           6,094       -                 86
Anaheim - South                                Anaheim  CA       6,066      1,666           6,920       -                 66
Clearwater - St. Petersburg             St. Petersburg  FL       4,133        908           4,724       -                 90
Baltimore - Airport                          Baltimore  MD           -          -               -       -                 80
Chicago - Schaumburg                        Schaumburg  IL       6,013      1,211           7,217       -                 78
Chicago - Naperville                        Naperville  IL       6,370      1,772           7,297       -                 87
Chicago - Waukegan                            Waukegan  IL       5,716        866           6,827       -                 79
St. Louis - Earth City                       St. Louis  MO       5,626        939           5,916       -                 81
Philadelphia - Mt. Laurel                   Mt. Laurel  NJ           -          -               -       -                  3
Minneapolis                                Minneapolis  MN           -          -               -       -                 75

                                                              Gross Amount Carried
                                                            at Close of Period 12/31/01 (5)
                                                            -------------------------------
                                                                                                 (2)            (3)
                   (1)                                               Depreciable             Accumulated      Date of      Date of
            Candlewood Hotels               Location         Land      Property     Total    Depreciation  Construction  Acquisition
-------------------------------------  -------------------  -------  -----------  ---------  ------------  ------------  -----------
Wichita                                        Wichita  KS  $     -    $     330  $     330  $    (31)        May-96       Apr-95
Omaha                                            Omaha  NE        -          229        229       (19)        Apr-97       May-96
Denver - Tech Center                            Denver  CO        -          247        247       (18)        Apr-97       Jun-96
Louisville                                  Louisville  KY        -          132        132       (27)        Jun-97       Sep-96
Cincinnati-Blue Ash                           Blue Ash  OH        -          107        107       (20)        Jun-97       Sep-96
Birmingham                                  Birmingham  AL        -           77         77       (15)        Oct-97       Dec-96
Kansas City                              Overland Park  KS      542        5,461      6,003      (859)        Oct-97       Dec-96
Norfolk - Hampton                              Hampton  VA        -          126        126       (15)        Oct-97       Dec-96
Wichita - Airport                              Wichita  KS        -           85         85       (18)        Nov-97       Feb-97
Charlotte - Coliseum                         Charlotte  NC      403        3,858      4,261      (608)        Dec-97       Feb-97
Detroit - Southfield                        Southfield  MI        -           75         75       (13)        Feb-98       Feb-97
Raleigh-Cary                                   Raleigh  NC      578        5,310      5,888      (683)        Apr-98       Feb-97
Philadelphia - Willow Grove               Willow Grove  PA        -          107        107       (20)        Nov-97       Mar-97
Houston - Clear Lake                        Clear Lake  TX        -           88         88       (15)        Dec-97       Mar-97
Knoxville                                    Knoxville  TN      566        4,452      5,018      (679)        Jan-98       Mar-97
Phoenix                                        Phoenix  AZ        -          124        124       (25)        Jan-98       Mar-97
Salt Lake City - Airport                Salt Lake City  UT        -          135        135       (24)        Jan-98       Mar-97
Salt Lake City - Ft. Union                   Ft. Union  UT        -          100        100       (16)        Jan-98       Mar-97
Houston - Loop Central                         Houston  TX    1,817        5,659      7,476      (819)        Mar-98       Mar-97
Houston - Town & Country                       Houston  TX        -          125        125       (21)        Apr-98       Mar-97
Irvine East - Lake Forest                  Irvine East  CA        -           97         97       (19)        Nov-97       Apr-97
Phoenix-Tempe                                    Tempe  AZ        -           98         98       (16)        Mar-98       May-97
Detroit - Auburn Hills                    Auburn Hills  MI    1,205        6,284      7,489      (779)        May-98       May-97
Jacksonville                              Jacksonville  FL        -          219        219       (22)        Feb-98       Jun-97
Huntsville                                  Huntsville  AL        -           74         74       (13)        Feb-98       Jun-97
Dallas - Fort Worth                       Fossil Creek  TX      592        4,761      5,353      (690)        Mar-98       Jun-97
Detroit - Troy                                    Troy  MI    1,003        6,335      7,338      (795)        Jun-98       Jun-97
Miami - Airport                                  Miami  FL    2,013        7,232      9,245      (624)        Aug-99       Aug-97
Detroit - Warren                                Warren  MI        -           88         88       (17)        Apr-98       Sep-97
Pittsburgh-Airport                          Pittsburgh  PA        -           73         73       (14)        Apr-98       Sep-97
Des Moines                                  Des Moines  IA        -           80         80       (12)        May-98       Sep-97
Irving - Las Colinas                       Las Colinas  TX        -           70         70       (13)        Jun-98       Sep-97
Chicago - Libertyville                    Libertyville  IL    1,086        6,844      7,930      (855)        Jun-98       Sep-97
Austin - Northwest                              Austin  TX        -          114        114       (18)        Jul-98       Sep-97
Somerset                                      Somerset  NJ        -           72         72       (13)        Oct-98       Sep-97
Charlotte-University                         Charlotte  NC        -           87         87       (18)        Jul-98       Oct-97
Dallas - Arlington                           Arlington  TX      861        6,460      7,321      (804)        Aug-98       Oct-97
Irvine - Spectrum                               Irvine  CA    2,116        6,526      8,642      (786)        Sep-98       Dec-97
Albuquerque                                Albuquerque  NM        -          108        108       (16)        Sep-98       Dec-97
Nashville - Brentwood                        Brentwood  TN        -           78         78       (12)        Oct-98       Dec-97
Houston - Westchase                          Westchase  TX        -           97         97       (16)        Oct-98       Dec-97
Dallas - Galleria                               Dallas  TX    2,005        6,370      8,375      (782)        Oct-98       Dec-97
Dallas - Plano                                   Plano  TX    1,518        6,151      7,669      (733)        Oct-98       Jan-98
Denver - Lakewood                               Denver  CO        -           83         83       (13)        Nov-98       Jan-98
Boston - Braintree                              Boston  MA        -           84         84       (16)        Nov-98       Jan-98
Detroit - Ann Arbor                          Ann Arbor  MI      962        6,505      7,467      (749)        Nov-98       Feb-98
Orlando - Altamonte Springs                    Orlando  FL    1,572        5,718      7,290      (686)        Nov-98       Feb-98
Greensboro                                  Greensboro  NC    1,004        5,603      6,607      (651)        Dec-98       Feb-98
Dallas - North / Richardson                     Dallas  TX    1,533        6,180      7,713      (680)        Jan-99       Feb-98
Anaheim - South                                Anaheim  CA    1,666        6,986      8,652      (852)        Sep-98       Mar-98
Clearwater - St. Petersburg             St. Petersburg  FL      908        4,814      5,722      (575)        Dec-98       Mar-98
Baltimore - Airport                          Baltimore  MD        -           80         80       (13)        Dec-98       Mar-98
Chicago - Schaumburg                        Schaumburg  IL    1,211        7,295      8,506      (750)        Feb-99       Mar-98
Chicago - Naperville                        Naperville  IL    1,772        7,384      9,156      (753)        Feb-99       Mar-98
Chicago - Waukegan                            Waukegan  IL      866        6,906      7,772      (774)        Dec-98       Apr-98
St. Louis - Earth City                       St. Louis  MO      939        5,997      6,936      (612)        Mar-99       Apr-98
Philadelphia - Mt. Laurel                   Mt. Laurel  NJ        -            3          3         -         Jun-99       Apr-98
Minneapolis                                Minneapolis  MN        -           75         75       (13)        Nov-98       May-98

                                  SCHEDULE III
                         CANDLEWOOD HOTEL COMPANY, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                                                    Costs Capitalized
                                                                          Initial Cost to Company  Subsequent to Acquisition
                                                                          -----------------------  -------------------------

             (1)                                                                      Depreciable                Depreciable
      Candlewood Hotels                     Location        Encumbrances    Land       Property     Land          Property
-------------------------------------  -------------------  ------------  -------     -----------  ------        -----------
Austin - South                                  Austin  TX           -          -               -       -                 89
Atlanta - Gwinnett Place                       Atlanta  GA       5,560      2,153           5,778       -                 74
Columbus - East                               Columbus  OH       4,951        620           6,140       -                 79
Chicago - Hoffman Estates              Hoffman Estates  IL       6,291      1,413           7,276       -                 54
Cleveland - North Olmsted                    Cleveland  OH       7,000      1,455           6,823       -                 71
Oklahoma City                            Oklahoma City  OK       4,536        779           6,235       -                 74
Chicago - O'Hare Airport                 Schiller Park  IL      11,333      3,769          11,410       -                104
Jersey City                                Jersey City  NJ      17,859      3,405          23,132       -                  4
Las Vegas                                    Las Vegas  NV           -          -               -       -                 30
Corporate (4)                                                   13,500          -           1,675       -              2,922
Acquisition costs for potential sites                                           -               -       -                  -
                                                             ---------    -------     -----------  ------        -----------
                                                             $ 191,456    $42,332     $   211,532  $    -        $     9,296
                                                             =========    =======     ===========  ======        ===========

                                                               Gross Amount Carried
                                                            at Close of Period 12/31/01 (5)
                                                            -------------------------------
                                                                                                 (2)            (3)
             (1)                                                     Depreciable             Accumulated      Date of      Date of
      Candlewood Hotels                     Location         Land      Property     Total    Depreciation  Construction  Acquisition
-------------------------------------  -------------------  -------  -----------  ---------  ------------  ------------  -----------
Austin - South                                  Austin  TX        -           89         89       (15)        Dec-98       May-98
Atlanta - Gwinnett Place                       Atlanta  GA    2,153        5,852      8,005      (638)        Feb-99       May-98
Columbus - East                               Columbus  OH      620        6,219      6,839      (618)        May-99       May-98
Chicago - Hoffman Estates              Hoffman Estates  IL    1,413        7,330      8,743      (718)        Apr-99       Jul-98
Cleveland - North Olmsted                    Cleveland  OH    1,455        6,894      8,349      (676)        Apr-99       Jul-98
Oklahoma City                            Oklahoma City  OK      779        6,309      7,088      (581)        Jun-99       Jul-98
Chicago - O'Hare Airport                 Schiller Park  IL    3,769       11,514     15,283      (811)        Nov-99       Jul-98
Jersey City                                Jersey City  NJ    3,405       23,136     26,541      (467)        Apr-01       Sep-98
Las Vegas                                    Las Vegas  NV        -           30         30         -         Apr-00       Jan-99
Corporate (4)                                                     -        4,597      4,597    (2,205)
Acquisition costs for potential sites                             -            -          -         -
                                                            -------  -----------  ---------  --------
                                                            $42,332    $ 220,828  $ 263,160  $(24,878)
                                                            =======  ===========  =========  ========

NOTES:

(1) This schedule includes all corporate hotels (comprised of hotels owned and leased) at December 31, 2001.

(2) For depreciable property, the Company uses a 40-year estimated life for buildings and components, ten years for furniture and fixtures, and three to five years on computer equipment and software.

(3) Dates of construction represents the date the hotel became fully operational. This date is based on the completed project construction date.

(4) The loan is not collateralized by specific properties and is a general company obligation.

(5) There are no significant differences in the aggregate costs for federal income tax purposes.

The changes in total real estate and depreciable property for the years ended December 31, 2001, 2000 and 1999 were as follows:


                                                 2001        2000        1999
                                              ---------   ---------   ---------
Balance, beginning of year                    $ 297,370   $ 279,729   $ 234,439

Acquisitions                                      5,102      17,641      67,042

Cost of hotels sold and contributed             (39,312)          -     (21,752)
                                              ---------   ---------   ---------
Balance, end of year                          $ 263,160   $ 297,370   $ 279,729
                                              =========   =========   =========


The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 were as follows:


                                                   2001       2000       1999
                                                 --------   --------   --------
Balance, beginning of year                       $ 16,977   $  8,582   $  1,907

Depreciation expense                                9,189      8,418      6,752

Dispositions and other                             (1,288)       (23)       (77)
                                                 --------   --------   --------

Balance, end of year                             $ 24,878   $ 16,977   $  8,582
                                                 ========   ========   ========

                                  EXHIBIT INDEX


Exhibit
  No.                              Description
-------                            -----------
3.1      Restated Certificate of Incorporation of Candlewood Hotel Company, Inc.
         (1)

3.2      Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (10)

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

10.18    Securities Purchase Agreement dated as of September 30, 1998. (8)

10.19    Lease Agreement dated April 30, 1998 by and between Candlewood Hotel
         Company, Inc. and Vantage Point Properties, Inc. (9)

Exhibit
  No.                              Description
-------                            -----------
10.20    Amended and Restated Stock Pledge Agreement, dated as of August 10,
         2001, by Candlewood Hotel Company, Inc. for the benefit of HPT CW. (11)

10.21    Amended and Restated Security Agreement by and between Candlewood
         Leasing No. 1, Inc. and HPT CW. (11)

10.22    Amended and Restated Assignment and Security Agreement by and between
         Candlewood Leasing No. 1, Inc. and HPT CW. (11)

10.23    Amended and Restated Lease Agreement by and between Candlewood Leasing
         No. 1, Inc. and HPT CW. (11)

10.24    Third Amendment to Agreement to Lease by and between Candlewood Hotel
         Company, Inc. and HPT. (11)

10.25    Amended and Restated Guaranty Agreement by Candlewood Hotel Company,
         Inc. for the benefit of HPT CW and HPT. (11)

10.26    Purchase and Sale Agreement by and among Candlewood Hotel Company,
         Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las
         Vegas, NV, LLC and HPT. (11)

11.1     Statement re Computation of Per Share Earnings - not applicable.

12.1 Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

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

     (2) Incorporated by reference from Candlewood Hotel Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     (3) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed on October 8, 1997.

     (4) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1997.

     (5) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed on January 7, 1998.

     (6) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K filed on June 9, 1998.

     (7) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 6, 1998.

     (8) Incorporated by reference from Candlewood Hotel Company, Inc.'s Current Report on Form 8-K/A filed August 10, 1998.

     (9) Incorporated by reference from Candlewood Hotel Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     (10) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

     (11) Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2001.