Form 10-Q
period 2002-03-31
CANDLEWOOD HOTEL CO INC
filed 2002-05-15
CIK 1022820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 — Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-21583

Candlewood Hotel Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	48-1188025 (I.R.S. Employer Identification No.)

8621 E. 21st Street North, Suite 200
Wichita, Kansas 67206

(Address of principal executive offices)

(316) 631-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at May 14, 2002 9,025,000 shares

CANDLEWOOD HOTEL COMPANY, INC.

FORM 10 — Q
FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001 (unaudited)	5

	Notes to Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and share data)

	March 31,
	2002	December 31,
	(Unaudited)	2001

Assets
Investment in hotels:
Hotels completed	$99,208	$263,160
Hotels held for sale	161,403	—

	260,611	263,160
Accumulated depreciation and amortization	(27,112)	(24,878)

Net investment in hotels	233,499	238,282
Cash and cash equivalents (including $972 and $968 of restricted cash, respectively)	9,379	17,966
Deposits	30,086	30,086
Accounts and other receivables	5,013	4,663
Investments in joint ventures	12,519	12,994
Other assets	18,019	17,347

Total assets	$308,515	$321,338

Liabilities and Stockholders’ (Deficit)
Mortgages and notes payable	$191,823	$191,456
Accounts payable and other accrued expenses	15,126	16,364
Deferred gain on sale of hotels	16,712	16,995
Other liabilities	811	768

Total liabilities	224,472	225,583
Redeemable, convertible, cumulative preferred stock (“Series A”), $1,000 stated value, 65,000 shares authorized and outstanding, net of offering costs	64,504	63,047
Redeemable, convertible, cumulative preferred stock (“Series B”), $1,000 stated value, 42,000 shares authorized and outstanding, net of offering costs	41,452	40,491
Stockholders’ (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 9,025,000 issued and outstanding	90	90
Additional paid-in capital	30,002	32,421
Accumulated deficit	(52,005)	(40,294)

Total stockholders’ (deficit)	(21,913)	(7,783)

Total liabilities and stockholders’ (deficit)	$308,515	$321,338

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except share and per share data)

	Three-Months Ended

	March 31, 2002	March 31, 2001

Revenues:
Hotel operations	$29,976	$31,184
Other income	456	677

Total hotel operating revenues	30,432	31,861
Deferred gain recognition on sales of hotels	283	346

Total revenues	30,715	32,207

Operating costs and expenses:
Hotel operating expenses	19,202	17,875
Corporate operating expenses	1,442	1,509
Rent expense on leased hotels	7,174	6,326
Hotel opening costs	—	98
Depreciation and amortization	2,669	2,777
Impairment loss on assets held for sale	8,604	—

Total operating costs and expenses	39,091	28,585

	(8,376)	3,622
Interest income	93	247
Interest expense	(3,428)	(4,610)

Loss before preferred stock dividends	(11,711)	(741)
Preferred stock dividends	(1,979)	(1,979)

Net loss available to common stockholders	$(13,690)	$(2,720)

Net loss per share of common stock — basic and diluted	$(1.52)	$(0.30)

Weighted average shares outstanding — basic and diluted	9,025,000	9,025,000

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net loss before preferred stock dividends	$(11,711)	$(741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,669	2,777
Loss from joint ventures	475	167
Deferred gain recognition on sales of hotels	(283)	(346)
Impairment loss on assets held for sale	8,604	—
Change in:
Deposits	—	—
Accounts receivable	(350)	(315)
Other assets	(492)	(519)
Accounts payable and other accrued expenses	(1,238)	(3,001)
Deferred gain on sale of hotels	—	—
Other liabilities	43	(35)

Net cash used in operating activities	(2,283)	(2,013)

Cash flows from investing activities:
Proceeds from sales of hotels	—	—
Change in hotels completed and under construction	(2,006)	2,023
Distributions from joint ventures	—	400
Purchase of intangible assets	(5)	—

Net cash (used in) provided by investing activities	(2,011)	2,423

Cash flows from financing activities:
Proceeds from mortgages and notes payable	—	—
Payments on mortgages and notes payable	(4,293)	(3,026)
Preferred stock dividends	—	(1,979)
Other liabilities	—	—

Net cash used in financing activities	(4,293)	(5,005)

Net decrease in cash and cash equivalents	(8,587)	(4,595)
Cash and cash equivalents at beginning of period	17,966	21,834

Cash and cash equivalents at end of period	$9,379	$17,239

Supplementary disclosure of cash flow information:
Cash paid for interest	$3,434	$5,414

See accompanying notes to consolidated financial statements.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Organization and Basis of Presentation

The Company’s current business of owning, operating, franchising and managing extended-stay hotels originated in November 1995, with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company (“Candlewood LLC”). The Company was incorporated in the State of Delaware in August 1996, and in November 1996, the Company succeeded to the business of Candlewood LLC and completed an initial public offering of its common stock (collectively, the “Reorganization”).

The accompanying unaudited consolidated financial statements of Candlewood Hotel Company, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the Reorganization, and various wholly-owned LLCs which own or lease certain hotels. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments, which the Company believes are necessary for the fair presentation of the Company’s financial position and results of operations. The condensed consolidated balance sheet data at December 31, 2001 was derived from the Company’s audited financial statements. The interim financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future periods or the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

On March 8, 2002, the Company purchased a Candlewood hotel located in San Antonio, Texas from one of its franchisees. In exchange for the real estate and improvements, the Company assumed the outstanding debt balance of $4.7 million.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The Company evaluates hotels for impairment when conditions indicate that it is probable that the sum of the expected future cash flows is less than the carrying value of the hotels. Upon determination that a hotel has been impaired, the carrying value of the hotel is reduced to fair value less costs to sell.

In March 2002, the Company signed a letter of intent to sell 21 hotels as part of a sale-leaseback transaction with Hospitality Properties Trust (“HPT”). The sale of these hotels, including the details as to the purchase price, was finalized and closed in April 2002. As a result of the imminent sale, the Company classified the hotels as assets held for sale and recorded an impairment loss on hotels held for sale of $8.6 million (including $1.2 million of selling costs) during the quarter ended March 31, 2002.

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

The carrying values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair values due to the short maturities of such instruments. The fair value of the Company’s long-term debt, which approximates carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

The Company adopted Statement No. 133, as amended, effective January 1, 2001. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of March 31, 2002, the Company did not have any derivative financial instruments.

f.	Intangible Assets

Intangible assets include ownership rights, title and interest in the Candlewood Hotel name, costs for patents and trademarks and costs to obtain franchise agreements. These assets are being amortized using the straight-line method over a period of ten to twenty years and are included in other assets on the accompanying consolidated balance sheets. In 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” upon its effective date. The adoption did not have an effect on the earnings or the financial position of the Company.

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

The Company’s sales of hotels are accompanied by a leaseback of the facilities under operating lease agreements. Such sales are recognized when the title passes to the buyer, generally upon the receipt of proceeds. Related profit is deferred due to required support obligations under the operating lease agreements until operations meet stipulated levels. At such time, the deferred gain is recognized in earnings over the remaining lease term.

i.	Advertising

Advertising costs are expensed as incurred.

j.	Income Taxes

The Company is taxed as a corporation as defined in subchapter “C” under the Internal Revenue Code for federal and state income tax purposes and accounts for any temporary differences under the asset and liability method.

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

The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company’s reportable segments for the three-months ended March 31, 2002 and 2001, respectively, is as follows:

Three-months ended March 31, 2002

(In thousands)	Operation of	Sale of
	Hotels	Hotels	Total

Revenues from external customers	$30,432	$—	$30,432
Interest expense	3,428	—	3,428
Depreciation expense	2,485	—	2,485
Segment profit	(1,857)	283	(1,574)
Hotels assets:
Hotels completed and under construction	99,208	161,403	260,611
Accounts receivable	1,327	2,158	3,485
Deferred gain on sale of hotels	—	16,712	16,712

Three-months ended March 31, 2001

(In thousands)	Operation of	Sale of
	Hotels	Hotels	Total

Revenues from external customers	$31,861	$—	$31,861
Interest expense	4,610	—	4,610
Depreciation expense	2,603	—	2,603
Segment profit	447	346	793
Hotels assets:
Hotels completed and under construction	291,511	—	291,511
Accounts receivable	2,149	2,483	4,632
Deferred gain on sale of hotels	—	14,893	14,893

The difference between segment profit and net income is corporate expenses not specific to the Company’s reportable segments.

n.	Use of Estimates

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

Note 2: Mortgages and Notes Payable

     As of March 31, 2002, the Company had entered into separate building loan agreements with GMAC Commercial Mortgage Corporation for 31 of the Company’s hotels. Each agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related property and hotel; however, each loan is cross-defaulted. The terms of the building loan agreements provide for advances, generally on a monthly basis, based on construction costs incurred to date. As of March 31, 2002, all loans have been completely funded. Interest on the loans is payable monthly, in arrears, beginning on the first day of the first full calendar month after the date of each agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at rates ranging from 30-day LIBOR plus 3.40% to 4.25% (5.27% to 9.25% as of March 31, 2002). Approximately $52.5 million of the Company’s debt is tied to the 30-day LIBOR interest rate with a floor of 5.0%. As a result, the Company’s interest rate on this debt cannot go below 8.75% to 9.25%. The remaining $124.9 million of debt is not subject to any LIBOR floor. Based on the individual note, principal payments commence either 12 months following the related hotel opening or 18 months from the related loan closing. Depending on the terms of the individual notes, principal payments are calculated based on a 25-year amortization schedule using a 10% fixed interest rate or the prevailing interest rate as defined in the note. As of March 31, 2002, all loans are in their principal amortization period. Each note matures on the first day of the first full calendar month after the fourth anniversary of loan closing. Maturity dates currently range from April 2002 to September 2003, as amended, with most loans providing for two 12-month extension periods. Amounts borrowed under the building loan agreements are secured by the respective hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to GMAC and are guaranteed by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At March 31, 2002, $177.4 million was outstanding under these 31 building loan agreements. As more fully described in Note 6, this debt was either repaid or refinanced in April 2002.

     The Company has entered into a loan agreement with a financial institution for financing on one of the Company’s hotels. Interest on the loan is payable monthly, in arrears, beginning on the first full calendar month after the date of the agreement. Interest payments are calculated at a variable rate per annum, adjusted monthly, at a rate equal to the 10 year Treasury Note plus 3.08% (8.30% as of March 31, 2002). Principal payments commence the month following loan closing and are calculated based on a 22.5-year amortization schedule using the prevailing interest rate as defined in the note. The note matures in June 2011. The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At March 31, 2002, $4.0 million was outstanding under this note.

     The Company had $10.5 million in unsecured indebtedness outstanding as of March 31, 2002, with Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotels Corporation (“Doubletree”), evidenced by two promissory notes. Pursuant to the terms of one of the notes, the Company is to make scheduled monthly principal payments of $1.0 million up to the June 2002 maturity date at which time a lump sum of $6.0 million will be due. The remaining note of $2.5 million matures in July 2002. Interest on the debt is at a fixed rate of 15.0%, payable quarterly. As more fully described in Note 6, this debt was repaid in full in April 2002.

     Certain amounts borrowed under the building loan agreements are further partially guaranteed by Doubletree. Doubletree has agreed to guarantee the portions of certain loans made to the Company and its franchisees. Approximately $16.9 million of the Company’s debt at March 31, 2002 was partially guaranteed by Doubletree. In exchange for the guarantee, Doubletree receives a 5% interest in the defined cash flows of certain hotels and a 0.25-0.50% fee on the total loan amount outstanding. As more fully described in Note 6, Doubletree was repaid in full in April 2002 and was relieved of all debt guarantees.

Note 3: Investments in Joint Ventures

     As of March 31, 2002, the Company had $12.5 million invested in joint ventures. The difference between the amount at which the investment is carried in the Company’s accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of March 31, 2002, this amount was approximately $4.4 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended March 31, 2002 and 2001, equity (loss) income in joint ventures of ($88,000) and $46,000, respectively, was recorded before recognition of the carrying value difference of ($388,000) and ($213,000), respectively. These amounts are included in other income on the accompanying consolidated statements of operations. There were no distributions to the Company from its joint ventures during the quarter ended March 31, 2002. During the quarter ended March 31, 2001, the Company received distributions from its joint ventures of $400,000.

     The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual in which it has a 50% ownership. Hotel operations for the joint venture commenced in 2000, and as of March 31, 2002, the Company operated eight hotels pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. As of March 31, 2002, this amount was estimated at approximately $4.3 million. As of March 31, 2002, Boston Capital and Mass Mutual had not required the Company to increase its capital contribution, although they may require the Company to do so in the future. The Company is otherwise in compliance with the terms of the joint venture agreement. The following is unaudited condensed financial information for the joint venture as of March 31, 2002 and 2001:

	2002	2001

(In thousands)
Hotels completed and under construction	$75,926	$78,201
Other assets	5,362	5,074

Total assets	$81,288	$83,275

Total development liabilities	$75,381	$74,991
Total equity	5,907	8,284

Total liabilities and equity	$81,288	$83,275

Quarter Ended March 31,	2002	2001

(In thousands)
Total revenue	$4,794	$4,534
Hotel operating expenses	2,789	2,217
Hotel opening costs	—	92
Depreciation and amortization	742	659
Interest expense	1,402	1,370

Net pre-tax (loss) income	$(139)	$196

     In addition, as of March 31, 2002, the Company has guaranteed construction debt on the joint venture properties of approximately $56.7 million. This debt is collateralized by the hotels completed and under construction in the joint venture. Maturity dates on this debt range from October 2002 to December 2007 with certain notes providing extensions for up to two years under specific criteria including loan to value ratios. This debt is not included in the Company’s consolidated financial statements (See Note 2) and the Company does not receive any fees related to this guarantee.

Note 4: Redeemable, Convertible, Cumulative Preferred Stock

General

     The Company has authorized “blank check” preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At March 31, 2002, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

Preferred Stock Offerings

     In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of “Series A” Redeemable, Convertible, Cumulative Preferred Stock at an offering price of $1,000 per share (“Stated Value”). The net proceeds to the Company were approximately $61.3 million, after deducting commissions and expenses of $3.7 million.

     On August 3, 1998, the Company completed the private placement of $42.0 million of its “Series B” Redeemable, Convertible, Cumulative Preferred Stock and warrants to purchase its common stock. In total, 42,000 shares of Series B Preferred Stock were issued at an offering price of $1,000 per share (“Stated Value”). Preferred stockholders were also issued, at no additional cost, warrants to purchase 336,000 shares of common stock at $12.00 per share. These warrants expire on July 13, 2005. The net proceeds to the Company were approximately $39.4 million, after deducting commissions and expenses of $2.6 million.

     The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors.

     Series A and Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at a conversion price as calculated under the terms of the agreement. Subsequent to August 31, 1999, the Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in March 2002 to $8.51 per share to reflect the Company’s decision to forego payment of its February 2002 preferred stock dividend payment and the grant of new employee stock options.

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

     The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the quarter ended March 31, 2002, approximately $440,000 was recorded as an increase to the carrying value of the preferred stock.

     The Company did not make the Series A and Series B preferred stock dividend payment in February 2002. As a result, the Company has accrued the $2.0 million cumulative dividend, which has been recorded as an increase to the carrying amount of the Series A and Series B preferred stock. As of March 31, 2002, the Company has approximately $4.0 million of preferred stock dividends in arrears.

Note 5: Sale / Leaseback

     As of March 31, 2002, the Company had completed three separate sale-leaseback transactions with HPT. These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in August 2001. As of March 31, 2002, the Company has sold 36 hotels to HPT for an aggregate purchase price of $289.8 million.

     Terms of the sales were all cash at the close of escrow for each hotel sold. Each of the hotels sold has been leased back to a wholly owned subsidiary of Candlewood pursuant to the terms of an operating lease. This lease expires in December 2016 and may be renewed in certain circumstances and at the election of the Company for up to three 15-year periods. The leases call for monthly lease payments and require the Company to place a security deposit with HPT for each property equal to one year’s lease payments. The security deposit will be released to the Company at the end of the lease term.

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

     In total, as of March 31, 2002, the Company had sold $289.8 million of hotels with a total deferred gain of $19.6 million at the date the sales were completed. Such gain has been deferred and is being recognized in income as noted in the Company’s accounting policies (Note 2). For the quarters ended March 31, 2002 and 2001, respectively, the Company recognized approximately $283,000 and $346,000 of deferred gain into income. As of March 31, 2002, the Company has recognized a total of $5.6 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the hotels sold are presented on the consolidated statements of operations.

Note 6: Subsequent Events

     On April 11, 2002, the Company completed the sale and leaseback of 21 hotels to HPT. The total sales price for the 21 hotels was $145.0 million. The proceeds from the sale of these hotels was used to repay approximately $116.0 million of hotel mortgage debt with GMAC and the $10.5 million of Doubletree debt, with the balance to be used for general working capital. In connection with the transaction, the Company also received approximately $10.1 million from HPT, which had been held as a guaranty deposit and recorded as a cost of hotels sold in previous transactions. Additionally, on April 11, 2002, the Company completed a refinancing with GMAC of approximately $55.0 million of hotel debt scheduled to mature in 2002 and 2003. As a result of the sale-leaseback and GMAC refinancing transactions, as of April 11, 2002, the Company’s total indebtedness is approximately $59.0 million, with no debt maturing prior to April 2005.

     In connection with the repayment and refinancing of debt in April 2002, the Company will expense approximately $900,000 of unamortized loan fees and related costs in the second quarter of 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

General

     Candlewood owns, operates, franchises and manages Candlewood Suites and Cambridge Suites hotels (“Candlewood hotels”) to serve mid-market and upscale extended-stay business and personal travelers. At December 31, 2001, we had a total of 76 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 27 franchised hotels located in 34 states. At March 31, 2002, we had a total of 77 company-operated hotels, two managed hotels and 27 franchised hotels located in 34 states. In addition, at March 31, 2002, we had four franchise hotels under construction.

     On March 8, 2002, we purchased the San Antonio, Texas franchise hotel from an unaffiliated third party for the outstanding debt balance of $4.7 million. On April 11, 2002, we completed the sale and leaseback of 21 hotels to HPT. This transaction marks our fourth sale-leaseback transaction with HPT. The total sales price for the 21 hotels was $145.0 million.

     We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed and own. Leased hotels are those hotels that we currently lease from a third party and operate. Managed hotels are those hotels that we manage for a third party, but do not lease or own. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following tables set forth our property portfolio at March 31, 2002 and March 31, 2001:

	Number of Hotels			Number of Rooms
	March 31,			March 31,

	2002	2001	Increase	2002	2001	Increase

Owned	32	32	—	3,896	3,971	(75)
Leased	36	34	2	4,292	3,893	399
Managed	2	2	—	203	179	24
Joint Venture	9	8	1	1,159	1,035	124
Franchised	27	19	8	2,749	2,110	639

Total	106	95	11	12,299	11,188	1,111

	March 31,
			Increase/
	2002	2001	(Decrease)

Under Construction
Owned	—	1	(1)
Leased	—	—	—
Managed	—	—	—
Joint Venture	—	1	(1)
Franchised	4	7	(3)

Total	4	9	(5)

     In the first quarter of 2002, we acquired one franchise hotel located in San Antonio, Texas and opened one new franchise hotel in Round Rock, Texas.

     At March 31, 2002, we had 22 signed franchise agreements for hotels not yet under construction. However, these agreements provide for a variety of conditions to the franchisees’ obligations to build the hotels and, accordingly, these hotels may never be constructed or opened. Additionally, we are actively marketing management contracts to existing and prospective franchisees to utilize our management experience and expertise to manage their hotels.

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

     At March 31, 2002, we managed two hotels, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. These revenues are included in other income in our consolidated statements of operations.

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

     As of March 31, 2002, we have completed three separate sale-leaseback transactions for a total of 36 hotels with Hospitality Properties Trust, a Maryland real estate investment trust (“HPT”). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in August 2001. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. Our results from operations reflect these transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. Since these hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sales of the hotels is recorded net of the deferred gain on sale. The gain is deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 5 to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Impairment of Long-Lived Assets

          We periodically evaluate our long-lived assets, including our investments in real estate for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

     Depreciation of Investment in Hotels

          We depreciate our investment in hotels over a 40-year useful life, which is a judgmental determination.

     Fair Value of Financial Instruments

     The valuation of financial instruments under SFAS No. 107 requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.

Results of Operations

Comparison of fiscal quarters ended March 31, 2002 and March 31, 2001

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $30.0 million for the quarter ended March 31, 2002, compared to $31.2 million for the quarter ended March 31, 2001. The decrease in revenue is a result of the slowdown in the economy and a reduction in business travel. The following table sets forth the operating statistics for all our corporate hotels for the quarters ended March 31, 2002 and March 31, 2001:

	For the three months ended
	March 31,

	2002	2001	Change

Occupancy	72.5%	72.1%	0.4%
Average Daily Rate	$54.73	$59.16	$(4.43)
Revenue per available room	$39.67	$42.67	$(3.00)

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 72.5% for the quarter ended March 31, 2002, compared to 72.1% for the quarter ended March 31, 2001. Our focus in the first quarter of 2002 was to improve or maintain occupancy at our hotels by adjusting our average daily rates and marketing to long-term extended-stay guests, particularly those staying seven or more nights. We believe this is the best strategy given today’s economic environment.

     The average daily room rate for corporate hotels for the quarter ended March 31, 2002 was $54.73, compared to $59.16 for the quarter ended March 31, 2001. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in the average daily rate for the quarter ended March 31, 2002 is a result of our commitment to improve or maintain occupancy at our hotels by adjusting rates and targeting long-term extended-stay business, which is charged at a lower daily rate. Other factors that influence average daily room rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

     Revenue per available room, calculated as the average occupancy rate multiplied by the average daily rate, was $39.67 for the quarter ended March 31, 2002, compared to $42.67 for the quarter ended March 31, 2001, a 7.0% decrease.

     We cannot predict whether current occupancy levels and room rates can be maintained or improved upon. Future occupancy and room rates may be impacted by a number of factors including:

•	the number and geographic location of new hotels;

•	the season in which new hotels open;

•	competition;

•	market acceptance of our hotels;

•	general economic conditions;

•	unexpected events, such as the World Trade Center attacks; and

•	the profitability of the businesses’ of our core customers.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended March 31, 2002 totaled $19.2 million, compared to $17.9 million for the quarter ended March 31, 2001. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to increased wages, operating costs for the Jersey City, New Jersey hotel which opened in April 2001, promotional costs associated with sales promotions and higher insurance costs.

     Rent Expense on Leased Hotels

     Rent expense on the 36 leased hotels for the quarter ended March 31, 2002 was $7.2 million, compared to $6.3 million for the quarter ended March 31, 2001. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is due to the sale and leaseback of two additional hotels in the third quarter of 2001.

     Impairment Loss on Assets Held For Sale

     In March 2002, we signed a letter of intent to sell 21 hotels as part of a sale-leaseback transaction with HPT. The final terms of the sale, including the purchase price, were finalized in April 2002, at which time we completed the transaction and identified an impairment loss of $8.6 million (including $1.2 million of transaction costs). This loss has been recorded in the quarter ended March 31, 2002 financial statements as an impairment loss on hotels held for sale and the corresponding assets have been written down to fair value on the balance sheet.

     Hotel Opening Costs

     Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. Opening costs for the quarter ended March 31, 2001 totaled $98,000. There were no opening costs for the quarter ended March 31, 2002.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended March 31, 2002, totaled $2.5 million, compared to $2.6 million for the quarter ended March 31, 2001. For both 2002 and 2001, depreciation and amortization expense does not reflect any expense for properties sold in the sale-leaseback transactions.

     Corporate Operations

     Other Income

     Other income for the quarter ended March 31, 2002 totaled $456,000, compared to $677,000 for the quarter ended March 31, 2001. Other income consists primarily of royalty fees (revenue-based fees received over the life of the franchise agreement), franchise fees (a one-time fee received upon execution of a signed franchise agreement), management fees and joint venture equity income. Equity income represents our share of the profits of unconsolidated joint venture hotels.

     Franchise fee income (including application and royalty fees) for the quarter ended March 31, 2002 totaled $619,000, compared to $555,000 for the quarter ended March 31, 2001. The growth in royalty fee income is due to the increase in the number of franchise hotels in operation, and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase. Management fee income for the quarter ended March 31, 2002 totaled $312,000, compared to $290,000 for the quarter ended March 31, 2001. The increase in management fee income was due to increased management fees received from the eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel. For the quarter ended March 31, 2002, we recorded a loss of $88,000 on our joint venture hotels, compared to $45,000 of income for the quarter ended March 31, 2001. This loss is due to the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference is primarily comprised of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture.

     We did not sell any hotels during the quarters ended March 31, 2002 and March 31, 2001. During the quarters ended March 31, 2002 and 2001, we recognized $283,000 and $346,000, respectively, of the total deferred gain on hotels sold in prior periods.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended March 31, 2002 totaled $1.4 million, compared to $1.5 million for the quarter ended March 31, 2001, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended March 31, 2002 totaled $184,000, compared to $174,000 for the quarter ended March 31, 2001. Depreciation and amortization reflects depreciation of leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment.

     Interest Income and Expense

     Interest income for the quarter ended March 31, 2002 was $93,000, compared to $247,000 for the quarter ended March 31, 2001. Interest income for the quarter ended March 31, 2002 resulted primarily from the temporary investment of cash provided by operations and proceeds from the third quarter 2001 sale-leaseback transaction. For the quarter ended March 31, 2001, interest income resulted primarily from the temporary investment of cash provided by operations. The decrease for the quarter ended March 31, 2002 is largely due to lower cash levels and lower investment rate yields.

     Interest expense, net of capitalized interest, for the quarter ended March 31, 2002 was $3.4 million, compared to $4.6 million for the quarter ended March 31, 2001. The decrease in interest expense is due to lower LIBOR interest rates and lower debt levels, partially offset by a reduction in the amount of interest capitalized to development projects as a result of not having any projects under construction during 2002.

     Sales of Hotels

     As of March 31, 2002, we had sold to and leased back from HPT 36 hotels. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the quarters ended March 31, 2002 and March 31, 2001. The following table sets forth the rent expense and earnings related to our leased hotels for the quarters ended March 31, 2002 and March 31, 2001 (in thousands):

	For the three months ended
	March 31,

	2002	2001

Rent expense on leased hotels	$7,174	$6,326
Gain recognized into earnings	$283	$346

Liquidity and Capital Resources

     We had cash and cash equivalents of $9.4 million at March 31, 2002, compared to $17.2 million at March 31, 2001. Net cash used in operating activities totaled $2.3 million for the quarter ended March 31, 2002, compared to $2.0 million of cash used in operating activities for the quarter ended March 31, 2001. For the quarter ended March 31, 2002, we recorded a net loss from operations of $11.7 million, including an impairment loss on hotels held for sale of $8.6 million, $2.7 million of non-cash depreciation and amortization expense and $283,000 of non-cash deferred gain income on hotels sold. Uses of cash for the quarter ended March 31, 2002 consisted primarily of a $1.2 million decrease in accounts payable and other accrued expenses. For the quarter ended March 31, 2001, we recorded a net loss from operations of $741,000, including $2.8 million of non-cash depreciation and amortization expense and $346,000 of non-cash deferred gain income on hotels sold. Uses of cash for the quarter ended March 31, 2001 consisted primarily of a $3.0 million decrease in accounts payable and other accrued expenses.

     Net cash used in investing activities for the quarter ended March 31, 2002 totaled $2.0 million, compared to $2.4 million of net cash provided by investing activities for the quarter ended March 31, 2001. Uses of cash for the quarter ended March 31, 2002 consisted of expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels. For the quarter ended March 31, 2001, net cash provided by investing activities was sourced from the reimbursement from the Boston Capital joint venture for assets contributed to the venture in excess of our equity requirement and cash distributions from the joint venture.

     For the quarter ended March 31, 2002, net cash used in financing activities was $4.3 million, compared to $5.0 million of net cash used in financing activities for the quarter ended March 31, 2001. Net cash used in financing activities during the quarter ended March 31, 2002 consisted of principal payments on notes payable. For the quarter ended March 31, 2001, net cash used in financing activities consisted of $3.0 million of principal payments on notes payable and $2.0 million of preferred stock dividend payments.

     Under the terms of the agreement with Boston Capital and Mass Mutual, since we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to the existing joint venture hotels. This additional capital contribution amount could be as much as 5% of the estimated total costs of all existing joint venture hotels. As of March 31, 2002, we had eight hotels open with none under construction and the additional capital contribution amount was estimated at approximately $4.3 million, which we would pay with available funds, if necessary. As of April 26, 2002, Boston Capital and Mass Mutual had not required us to increase our capital contribution, although they may require us to do so in the future. We are otherwise in compliance with the terms of the joint venture agreement.

     As of December 31, 2001, we have guaranteed approximately $56.7 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from October 2002 to December 2007. Approximately $5.8 million and $18.2 million of this debt is scheduled to mature in 2002 and 2003, respectively. As of March 31, 2002, all of the debt scheduled to mature in 2002 can be extended, under the terms of the existing loan agreement, for up to two years. The debt scheduled to mature in 2003 cannot be extended. Since this guaranteed debt relates to an entity, which we do not wholly own or control, it is not included in our consolidated financial statements.

     On March 8, 2002, we purchased a hotel, which was previously franchised to an unaffiliated third party for the outstanding debt balance of $4.7 million. On April 11, 2002, we completed the sale and leaseback of 21 hotels to HPT. The total sales price for the 21 hotels was $145.0 million. Additionally, on April 11, 2002, we completed a refinancing with GMAC of approximately $55.0 million of hotel debt scheduled to mature in 2002 and 2003.

     In connection with the development of Candlewood hotels, as of March 31, 2002, we had borrowed $191.8 million from GMAC and one other financial institution and Doubletree Corporation, a wholly owned subsidiary of Hilton Hotel Corporation.

     As of March 31, 2002, we had borrowed $181.3 million from GMAC and one other financial institution. This debt had scheduled maturity dates ranging from April 2002 to June 2011 with interest rates, which ranged from 5.27% to 9.25%. In addition, we had $10.5 million in unsecured indebtedness outstanding as of March 31, 2002, with Doubletree at 15% interest. As a result of the April 2002 sale-leaseback and GMAC refinancing transactions, our total indebtedness is approximately $59.0 million, with no debt maturing prior to April 2005 and Doubletree has been repaid in full. The interest rate on our GMAC debt is based on the 30-day LIBOR interest rate (with a floor of 3.50%) plus 4.25%. Currently, the rate is 7.75%.

     To help finance our development, we completed two private placements of preferred stock. In 1997, we issued 65,000 shares of our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), at a price of $1,000 per share, raising net proceeds $61.3 million. In 1998, we issued 42,000 shares of our Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) at a price of $1,000 per share, raising net proceeds of $39.4 million. We also issued the holders of our Series B Preferred Stock, at no additional cost, warrants to purchase an aggregate of 336,000 shares of Common Stock at $12.00 per share.

     The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.0 million per quarter. We did not make the November 2001 and February 2002 preferred stock dividend payments. We intend to assess our cash position on a quarterly basis and may elect to forego additional scheduled dividend payments on our preferred stock. As of March 31, 2002, we had approximately $4.0 million of accumulated unpaid dividends. Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to the Stated Value of the Series A ($65.0 million) and Series B ($42.0 million) Preferred Stock plus unpaid dividends. As of March 31, 2002, the mandatory redemption amount was approximately $111.0 million. Series A and B Preferred Stockholders also have the right to convert, at any time at their option into shares of Common Stock, subject to certain anti-dilution adjustments. The current conversion price of the Preferred Stock is $8.51. A failure to make future dividend payments may result in a future adjustment to the dividend rate. In the event we liquidate, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of our Common Stock. As of March 31, 2002, the Liquidation Amount was $111.0 million, including $4.0 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of March 31, 2002, one hundred seventy five percent of the stated value of the shares was $187.3 million. Preferred stock dividends are in preference to any dividend on our Common Stock. We have not paid dividends on our Common Stock. We currently do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

     We believe that a combination of our cash and cash equivalents, cash from operations and borrowed funds from third-party lenders (if approved on an individual basis) will be sufficient to provide capital for operations through March 2003.

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

Certain Business Considerations

     Investors are cautioned that certain statements contained in this document as well as some of our statements in periodic press releases and some oral statements of our officials during presentations about the company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention, and we disclaim any obligation, to update these statements.

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to:

     We have Never Been Profitable. At March 31, 2002, we operated 77 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

•	the inability to maintain high occupancy rates or to attract guests for extended-stays;

•	the inability to achieve expected nightly rates;

•	the inability to operate the hotels at expected expense levels;

•	the ability to attract and retain quality personnel; and

•	liability for accidents and other events occurring at hotel properties.

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

     We May be Unable to Service our Debt Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends will depend upon our ability to generate capital in the future. We cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations or make our scheduled preferred stock dividend payments as they become due. For example, in November 2001, we did not make the scheduled principal payment on the indebtedness with Doubletree and we did not make scheduled dividend payments in November 2001 and February 2002. In addition, we may need to refinance all or a portion of our indebtedness on or before the maturity date. We do not currently have sufficient capital to pay all of our debts if they were due today and cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt obligations or preferred stock could result in litigation and have a material adverse effect on our business and results of operations. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for further discussion.

     Our Growth is largely Dependant on Franchising Hotels. We intend to grow primarily by franchising Candlewood Suites and Cambridge Suites hotels. Our ability to franchise hotels and obtain franchisees involves substantial risks, including:

•	there are a limited number of franchising opportunities;

•	we may be unable to compete with national and regional brand franchisors, many of whom have greater brand recognition than Candlewood;

•	unavailability of financing to potential franchisees on favorable terms, or at all;

•	delays in completion of construction of franchised hotels;

•	termination of signed franchise agreements;

•	incurring substantial costs if we abandon a franchising project prior to completion;

•	a franchisee’s failure to obtain all necessary zoning and construction permits;

•	competition for suitable franchise sites from our competitors, some of whom may have greater financial resources than Candlewood franchisees;

•	our franchisees actual costs exceeding budgeted or contracted amounts; and

•	our franchised properties not achieving desired revenue or profitability levels once opened.

If we are unable to successfully franchise hotels on time or within budget, or at all, our business and results of operations would suffer.

     We Depend on a Single Type of Lodging Facility. We intend to exclusively develop, manage and franchise extended-stay hotels under our Candlewood Suites and Cambridge Suites brands. We currently do not intend to develop any lodging facilities other than hotels focused on extended-stay business travelers and do not intend to develop lodging facilities with other franchisors. Accordingly, we will be subject to risks inherent in concentrating investments in a single type of lodging facility, such as a shift in demand or a reduction in business following adverse publicity, which could have a material adverse effect on our business and results of operations. In addition, we have a limited history upon which we can gauge consumer acceptance of our hotels and, accordingly, we cannot provide assurance that our hotels will be readily accepted by guests who are looking for conventional or extended-stay hotel accommodations. Furthermore, we compete against other facilities with substantially greater brand recognition.

     We are Subject to Real Estate Investment Risks. Our investment in our hotels will be subject to varying degrees of risk related to our ownership and operation of real property. The underlying value of our real estate investments is significantly dependent upon our ability to maintain or increase cash provided by operating our investments. The value of our hotels and the income from our hotels may be materially adversely affected by:

•	changes in national economic conditions;

•	changes in general or local economic conditions and neighborhood characteristics;

•	competition from other lodging facilities;

•	changes in the availability, cost and terms of financing;

•	the ongoing need for capital improvements;

•	changes in operating expenses;

•	changes in real property tax rates;

•	changes in governmental rules and policies;

•	the impact of present or future environmental laws;

•	natural disasters; and

•	other factors which are beyond our control.

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

     Certain of these factors are discussed further elsewhere in this Form 10-Q and the Company’s other filings with the Security and Exchange Commission.

Impact of New Accounting Standards

     On June 29, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 20, 2001. Additionally, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” was issued. Under Statement 142, goodwill and other indefinite lived intangibles are no longer amortized, but are periodically reviewed for impairment. Intangibles with definite lives are amortized over their useful lives. Statement 142 is effective for years beginning after December 15, 2001. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was also issued for years beginning after December 15, 2001. Statement 144 revises the measurement and recognition of impairment, specifically on assets held for disposal.

     We do not believe the issuance of either of these statements will have a material impact on our results of operations or financial position.

Quantitative and Qualitative Disclosure of Market Risk

     Our earnings are affected by changes in interest rates as the majority of our outstanding indebtedness is at variable rates based on LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance, effected by LIBOR rates at March 31, 2002, would change by approximately $18,100. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at March 31, 2002, would change by approximately $900.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. We adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of March 31, 2002, we did not have any derivative financial instruments and the adoption of the new Statement did not have a significant effect on our earnings or financial position.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDLEWOOD HOTEL COMPANY, INC.

Date: May 14, 2002	By:	/s/ Jack P. DeBoer

Jack P. DeBoer, Chairman and Chief Executive Officer

Date: May 14, 2002	By:	/s/ Warren D. Fix

Warren D. Fix, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Candlewood Hotel Company, Inc.(1)
3.2	Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (11)
3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc.(5)
3.4	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock. (9)
3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc.(9)
4.1	Specimen Certificate of Common Stock.(2)
4.2	Form of Warrant.(9)
4.3	Amended and Restated Stockholders Agreement dated as of July 10, 1998.(9)
10.1	Form of Indemnification Agreement for Executive Officers and Directors.(1)
10.2	Indemnification Agreement Schedule.(10)
10.3	1996 Equity Participation Plan and Form of Stock Option Agreements.(3)
10.4	First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998.(10)
10.5	Employment Agreement between Candlewood Hotel Company, Inc. and Jack P. DeBoer dated as of September 1, 1996.(1)
10.6	Credit Facility Agreement between Candlewood Hotel Company, Inc. and Doubletree Corporation dated as of November 11, 1996.(4)
10.7	Subordinated Promissory Note from Candlewood Hotel Company, Inc. to Doubletree Corporation dated as of November 11, 1996.(4)
10.8	Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997.(5)
10.9	Amended and Restated Registration Rights Agreement dated as of July 10, 1998.(9)
10.10	Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(6)
10.11	First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto.(10)
10.12	Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT.(6)
10.13	Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(7)
10.14	First Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II.(10)
10.15	Second Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II.(8)
10.16	Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto.(10)
10.17	Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT.(7)
10.18	Securities Purchase Agreement dated as of September 30, 1998.(9)
10.19	Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point Properties, Inc.(10)

Exhibit
No.	Description

10.20	Third Amendment to Agreement to Lease by and between Candlewood Hotel Company, Inc. and HPT.(10)
10.21	Purchase and Sale Agreement by and among Candlewood Hotel Company, Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las Vegas, NV, LLC and HPT.(12)
10.22	Purchase and Sale Agreement, dated as of April 11, 2002, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and Hospitality Properties Trust, as purchaser.(13)
10.23	Second Amended and Restated Lease Agreement, dated as of April 11, 2002, by and between HPT CW Properties Trust, as landlord, and Candlewood Leasing No. 1, Inc., as tenant.(13)
10.24	Second Amended and Restated Assignment and Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., assignor, and HPT CW Properties Trust, assignee.(13)
10.25	Fourth Amendment to Agreement to Lease, dated as of April 11, 2002, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc.(13)
10.26	Second Amended and Restated Guaranty Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and Hospitality Properties Trust.(13)
10.27	Second Amended and Restated Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., as tenant, and HPT CW Properties Trust, as secured party.(13)
10.28	Second Amended and Restated Stock Pledge Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as pledgor, for the benefit of HPT CW Properties Trust , as secured party.(13)
11.1	Statement re Computation of Per Share Earnings — not applicable.

(1)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1 (Registration No. 333-12021) filed September 13, 1996.

(2)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 17, 1996.

(3)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 30, 1996.

(4)	Incorporated by reference from Candlewood Hotel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on October 8, 1997.

(6)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on January 7, 1998.

(7)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on June 9, 1998.

(8)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 6, 1998.

(9)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 10, 1998.

(10)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(12)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(13)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on April 26, 2002.