Form 10-Q
period 2002-06-30
CANDLEWOOD HOTEL CO INC
filed 2002-08-13
CIK 1022820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One) | X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  |X|                         No   |    |

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2002

Common Stock, $.01 par value	9,025,000 shares

CANDLEWOOD HOTEL COMPANY, INC.

FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2002

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations for the three and six-months ended June 30, 2002 and June 30, 2001 (unaudited)	4

	Consolidated Statements of Cash Flows for the six-months ended June 30, 2002 and June 30, 2001 (unaudited)	5

	Notes to Consolidated Financial Statements	6 - 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 26

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to Vote of Security Holders	27

Item 6.	Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and share data)

	June 30, 2002	December 31,
	(Unaudited)	2001

Assets
Investment in hotels:
Hotels completed	$99,572	$263,160
Accumulated depreciation and amortization	(11,735)	(24,878)

Net investment in hotels	87,837	238,282
Cash and cash equivalents (including $976 and $968 of restricted cash, respectively)	14,635	17,966
Deposits	46,086	30,086
Accounts and other receivables	6,352	4,663
Investments in joint ventures	15,553	12,994
Other assets	12,921	17,347

Total assets	$183,384	$321,338

Liabilities and Stockholders’ (Deficit)
Mortgages and notes payable	$58,956	$191,456
Accounts payable and other accrued expenses	17,746	16,364
Deferred gain on sale of hotels	26,845	16,995
Other liabilities	121	768

Total liabilities	103,668	225,583
Redeemable, convertible, cumulative preferred stock (“Series A”), $1,000 stated value, 65,000 shares authorized and outstanding, net of offering costs	65,994	63,047
Redeemable, convertible, cumulative preferred stock (“Series B”), $1,000 stated value, 42,000 shares authorized and outstanding, net of offering costs	42,435	40,491
Stockholders’ (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 9,025,000 issued and outstanding	90	90
Additional paid-in capital	27,529	32,421
Other comprehensive income	(53)	—
Accumulated deficit	(56,279)	(40,294)

Total stockholders’ (deficit)	(28,713)	(7,783)

Total liabilities and stockholders’ (deficit)	$183,384	$321,338

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except share and per share data)

	For the Three-Months Ended		For the Six-Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:
Hotel operations	$32,397	$33,369	$62,373	$64,553
Other income	887	1,068	1,343	1,745

Total hotel operating revenues	33,284	34,437	63,716	66,298
Proceeds from sales of hotels, net of deferred gain of $0 and $0, respectively	145,000	—	145,000	—
Deferred gain recognition on sales of hotels	355	346	638	692

Total revenues	178,639	34,783	209,354	66,990
Operating costs and expenses:
Hotel operating expenses	20,570	18,270	39,772	36,145
Corporate operating expenses	1,726	1,866	3,168	3,375
Rent expense on leased hotels	10,946	6,335	18,120	12,661
Hotel opening costs	—	132	—	230
Depreciation and amortization	1,121	2,853	3,790	5,630
Impairment loss on assets held for sale	—	—	8,604	—
Loss on extinguishments of debt	2,115	—	2,115	—

Total operating costs and expenses	36,478	29,456	75,569	58,041

Cost of hotels sold	145,000	—	145,000	—

	(2,839)	5,327	(11,215)	8,949
Interest income	92	134	185	381
Interest expense	(1,527)	(4,514)	(4,955)	(9,124)

Income (loss) before preferred stock dividends	(4,274)	947	(15,985)	206
Preferred stock dividends	(2,000)	(2,000)	(3,979)	(3,979)

Net (loss) available to common stockholders	$(6,274)	$(1,053)	$(19,964)	$(3,773)

Net (loss) per share of common stock — basic and diluted	$(0.69)	$(0.12)	$(2.21)	$(0.42)

Weighted average shares outstanding — basic and diluted	9,025,000	9,025,000	9,025,000	9,025,000

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six-Months Ended

	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(15,985)	$206
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,790	5,630
Loss from joint ventures	772	281
Deferred gain recognition on sales of hotels	(638)	(692)
Impairment loss on assets held for sale	8,604	—
Loss on extinguishment of debt	2,115	—
Change in:
Accounts receivable	(1,689)	(753)
Other assets	2,659	(2,523)
Accounts payable and other accrued expenses	(1,625)	(974)
Other liabilities	(647)	(135)

Net cash provided by (used in) operating activities	(2,644)	1,040

Cash flows from investing activities:
Proceeds from sales of hotels	145,000	—
Refund of guaranty deposit	10,488	—
Cash paid for security deposits	(16,000)	—
Change in hotels completed and under construction	(7,402)	(1,339)
Distributions from joint ventures	—	1,250
Purchase of intangible assets	(220)	(52)

Net cash provided by (used in) investing activities	131,866	(141)

Cash flows from financing activities:
Proceeds from mortgages and notes payable	59,660	5,016
Payments on mortgages and notes payable	(192,160)	(7,183)
Other comprehensive income	(53)	—
Preferred stock dividends	—	(4,002)
Other liabilities	—	—

Net cash used in financing activities	(132,553)	(6,169)

Net decrease in cash and cash equivalents	(3,331)	(5,270)
Cash and cash equivalents at beginning of period	17,966	21,834

Cash and cash equivalents at end of period	$14,635	$16,564

Supplementary disclosure of cash flow information:
Cash paid for interest	$5,621	$10,340

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

     The Company’s current business of operating, franchising, owning and managing extended-stay hotels originated in November 1995, with the formation of Candlewood Hotel Company, L.L.C., a Delaware limited liability company (“Candlewood LLC”). The Company was incorporated in the State of Delaware in August 1996, and in November 1996, the Company succeeded to the business of Candlewood LLC and completed an initial public offering of its common stock (collectively, the “Reorganization”).

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The Company evaluates hotels for impairment when conditions indicate that it is probable that the sum of the expected future cash flows is less than the carrying value of the hotels. Upon determination that a hotel has been impaired, the carrying value of the hotel is reduced to fair value less costs to sell. For the six-months ended June 30, 2002, the Company has recorded an impairment loss of $8.6 million, all of which was recorded in the first quarter of 2002. As of June 30, 2002, no permanent impairment conditions exist at any of the Company’s hotels.

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

F. Derivative Financial Instruments

     In April 2002, the Company purchased an interest rate hedge as part of the refinancing of mortgage debt with GMAC to manage interest rate risk. This is the first time the Company has purchased a derivative financial instrument. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure as they are designated. This effectiveness is essential for qualifying for hedge accounting available for only certain qualifying derivative instruments. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, is terminated, or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market through earnings each period.

     To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     As of June 30, 2002, the Company had one derivative financial instrument, an interest rate hedge, which was recorded at fair value with the change in fair value since the purchase date recorded in other comprehensive income in the equity section of the balance sheet.

G. Intangible Assets

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

H. Deferred Financing Costs

     Deferred financing costs are costs incurred to obtain construction and permanent financing and are included in other assets on the accompanying consolidated balance sheets. These costs are amortized over the life of the related loan on a method, which approximates the level yield basis.

I. Revenue Recognition

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

J. Advertising

     Advertising costs are expensed as incurred.

K. Income Taxes

     The Company is taxed as a corporation as defined in subchapter “C” under the Internal Revenue Code for federal and state income tax purposes and accounts for any temporary differences under the asset and liability method.

L. Opening and Organization Costs

     Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. Organization costs relate to the formation of the Company and Subsidiaries. Such costs are expensed as incurred.

M. Investments in Joint Ventures

     The Company has certain investments in joint ventures in which it owns 50% or less of the voting equity that it accounts for under the equity method of accounting.

     N. Segment Reporting

     The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company’s reportable segments for the six-months ended June 30, 2002 and 2001, respectively, is as follows:

	Six-months ended June 30, 2002

	Operation of	Sale of
(In thousands)	Hotels	Hotels	Total

Revenues from external customers	$63,716	$—	$63,716
Interest expense	4,955	—	4,955
Depreciation expense	3,408	—	3,408
Segment profit	(2,539)	638	(1,901)
Hotels assets:
Hotels completed and under construction	99,572	—	99,572
Accounts receivable	1,790	3,468	5,258
Deferred gain on sale of hotels	—	26,845	26,845

	Six-months ended June 30, 2001

	Operation of	Sale of
(In thousands)	Hotels	Hotels	Total

Revenues from external customers	$66,298	$—	$66,298
Interest expense	9,124	—	9,124
Depreciation expense	5,281	—	5,281
Segment profit	3,087	692	3,779
Hotels assets:
Hotels completed and under construction	261,554	28,860	290,414
Accounts receivable	2,138	3,027	5,165
Deferred gain on sale of hotels	—	14,547	14,547

The difference between segment profit and net income is corporate expenses not specific to the Company’s reportable segments.

O. Use of Estimates

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

P. Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications have no effect on the Company’s operations or equity as originally presented.

Note 2: Mortgages and Notes Payable

     As of June 30, 2002, a wholly-owned subsidiary of the Company had entered into a loan agreement with GMAC Commercial Mortgage Corporation for 10 of the Company’s hotels. This agreement was entered into by a separate wholly-owned subsidiary of the Company which owns the related properties and hotels. Interest on the loan is payable monthly, in arrears, on the first day of the calendar month. Interest is calculated at a variable rate per annum, adjusted monthly, at a rate equal to the 30-day LIBOR rate plus 4.25% (7.75% as of June 30, 2002). The debt has a LIBOR interest rate floor of 3.50%. As a result, the Company’s interest rate on this debt cannot go below 7.75%. The principal amount of the loan is payable monthly beginning in May 2003 and is calculated based on a 25-year amortization schedule using the prevailing interest rate as defined in the note. The loan matures in May 2005 and provides for one 12-month extension. Amounts borrowed under the loan agreement are secured by the hotels, the land on which they are constructed and certain funds deposited in demand deposit accounts assigned to

GMAC. The Company and certain other of the Company’s wholly-owned subsidiary LLCs guarantee the loan. At June 30, 2002, $55.0 million was outstanding under this loan agreement.

     In April 2002, the Company purchased an interest rate hedge to cap the 30-day LIBOR interest rate on the GMAC note. The interest rate is capped at 7.50% and the cap expires in May 2005 concurrent with the maturity of the note. Accordingly, the maximum interest rate throughout the term of the GMAC note cannot exceed 11.75% (7.50% LIBOR plus 4.25%). On June 30, 2002, the derivative instrument was reported at its fair value as Other Assets of approximately $134,000. An adjustment of approximately $53,000 to Other Comprehensive Income was made for the change in fair value of this option during the quarter. Over time, the unrealized gain or loss held in accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company does not expect a material amount currently held in accumulated other comprehensive income to be reclassified to earnings.

     The Company has also entered into a loan agreement with a financial institution for financing on one of the Company’s hotels. Interest on the loan is payable monthly, in arrears, beginning on the first full calendar month after the date of the agreement. Interest payments are calculated at a fixed rate based off the 10-year Treasury note at the time the loan was closed plus 3.08% (8.30% as of June 30, 2002). Principal payments commence the month following loan closing and are calculated based on a 22.5-year amortization schedule using the prevailing interest rate as defined in the note. The note matures in June 2011. The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At June 30, 2002, $4.0 million was outstanding under this note.

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescinded FASB No. 4 requiring gains and losses from extinguishment of debt to be classified as extraordinary. During the quarter ended June 30, 2002, the Company extinguished a significant portion of its debt and recorded a loss of $2.1 million. The Company has elected early adoption of Statement No. 145 and has classified this loss as an operating expense.

Note 3: Investments in Joint Ventures

     As of June 30, 2002, the Company had invested $15.6 million in joint ventures. The difference between the amount at which the investment is carried in the Company’s accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of June 30, 2002, this amount was approximately $4.0 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended June 30, 2002 and 2001, equity income in joint ventures of $106,000 and $180,000, respectively, was recorded before recognition of the carrying value difference of ($403,000) and ($294,000), respectively. These amounts are included in other income on the accompanying consolidated statements of operations. There were no distributions to the Company from its joint ventures during the quarter ended June 30, 2002. During the quarter ended June 30, 2001, the Company received distributions from its joint ventures of $850,000.

     The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual in which it has a 50% ownership. Hotel operations for the joint venture commenced in 2000, and as of June 30, 2002, the Company operated eight hotels pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. As of June 30, 2002, this amount was estimated at approximately $3.4 million. In June 2002, the Company was notified by its joint venture partners that it would be required to make this additional equity contribution on or before July 25, 2002. The Company has not made this contribution. The Company is currently discussing alternatives to the equity contribution with its joint venture partners. As of June 30, 2002, this amount has been accrued and recorded as an investment in joint ventures. The Company is otherwise in compliance with the terms of the joint venture agreement.

The following is unaudited condensed financial information for the joint venture as of June 30, 2002 and 2001:

	June 30,

(In thousands)	2002	2001

Hotels completed and under construction	$75,424	$77,353
Other assets	5,209	4,473

Total assets	$80,633	$81,826

Total development liabilities	$74,535	$74,785
Total equity	6,098	7,041

Total liabilities and equity	$80,633	$81,826

	Six-Months ended June 30,

(In thousands)	2002	2001

Total revenue	$10,058	$9,876
Hotel operating expenses	5,716	4,772
Hotel opening costs	—	140
Depreciation and amortization	1,489	1,333
Interest expense	2,801	2,978

Net pre-tax (loss) income	$52	$653

     In addition, as of June 30, 2002, the Company has guaranteed mortgage debt on the joint venture properties of approximately $56.3 million. This debt is collateralized by the hotels, the land on which the hotels are constructed and certain funds deposited in demand deposit accounts assigned to the respective banks. Maturity dates on this debt range from October 2002 to January 2008 with certain notes providing extensions for up to two years under specific criteria including loan to value ratios. This debt is not included in the Company’s consolidated financial statements (See Note 2) and the Company does not receive any fees related to this guarantee.

Note 4: Redeemable, Convertible, Cumulative Preferred Stock

General

     The Company has authorized “blank check” preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At June 30, 2002, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

     The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% of the Stated Value, per annum, payable in cash initially on August 31, 1998 and thereafter, quarterly, including up to the date of conversion, when and if declared by the board of directors. Since November 2001, the Company has suspended payment of dividends. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in March 2002 to $8.51 per share to reflect the Company’s decision to forego payment of its February 2002 preferred stock dividend payment and the grant of new employee stock options. The Company did not make the Series A and Series B preferred stock dividend payment in May 2002. As a result, the Company has accrued the $2.0 million cumulative dividend, which has been recorded as an increase to the carrying amount of the Series A and Series B preferred stock. As of June 30, 2002, the Company has approximately $6.0 million of preferred stock dividends in arrears.

     Series A and Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at a conversion price as calculated under the terms of the agreement. Subsequent to August 31, 1999, the Preferred Stock is redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Company is required to redeem the Preferred Stock under a mandatory redemption clause, at the Stated Value plus unpaid dividends. In the event the Company is unable to redeem the Preferred Stock under the mandatory redemption clause at September 30, 2004, the Company will be required to issue warrants to each holder of Preferred Stock on the redemption date and each 3-month anniversary thereafter to purchase 25% of the number of shares of Common Stock into which each holder’s shares would be convertible on such date at the then current conversion price, as defined. Such warrants would be immediately exercisable with respect to each share of Common stock for $.01.

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

     The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the quarter ended June 30, 2002, approximately $450,000 was recorded as an increase to the carrying value of the preferred stock.

Note 5: Sale / Leaseback

     As of June 30, 2002, the Company had completed four separate sale-leaseback transactions with Hospitality Properties Trust (“HPT”). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in April 2002 at which time an additional 21 hotels were sold for a sale price of $145 million. As of June 30, 2002, the Company has sold 57 hotels to HPT for an aggregate sales price of $434.8 million.

     Terms of the HPT sales agreement were all cash at the close of escrow for each hotel sold. Each of the hotels sold has been leased back to a wholly owned subsidiary of Candlewood pursuant to the terms of a master operating lease agreement executed in April 2002, which superceded the previous operating lease (the “previous lease”). This lease expires in December 2018 and may be renewed in certain circumstances and at the election of the Company for up to three 15-year periods. The lease calls for monthly lease payments and requires the Company to place a security deposit with HPT for each property equal to one year’s lease payments. The security deposit will be released to the Company at the end of the lease term.

     The previous lease agreement provided for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place deposits with HPT equal to approximately 5% of the sales price, upon the initial closing of each transaction. These deposits were charged to cost of sales as the hotels were sold. As part of the newly executed lease, the Company was refunded the $10.1 million remaining balance of the guaranty deposit, which was recorded as an additional deferred gain on sale of hotels and will be recognized as income over the remaining lease term. In addition, the new lease requires the Company to guarantee the payment of rent for the duration of the lease.

     In total, as of June 30, 2002, the Company had sold $434.8 million of hotels with a total deferred gain of $32.8 million, which includes the return of the guaranty deposits to the Company. Such gain has been deferred and is being recognized in income as noted in the Company’s accounting policies (Note 1). For the quarters ended June 30, 2002 and 2001, respectively, the Company recognized approximately $355,000 and $346,000 of deferred gain into income. As of June 30, 2002, the Company has recognized a total of $6.0 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the hotels sold are presented on the consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

General

     Candlewood operates, franchises, owns and manages Candlewood Suites and Cambridge Suites hotels (“Candlewood hotels”) to serve mid-market and upscale extended-stay business and personal travelers. At December 31, 2001, we had a total of 76 company-operated hotels (which is comprised of owned, leased and joint venture hotels), 27 franchised hotels and two managed hotels located in 34 states. At June 30, 2002, we had a total of 77 company-operated hotels, 29 franchised hotels and two managed hotels located in 34 states. In addition, at June 30, 2002, we had two franchise hotels under construction and 25 franchise agreements for hotels not yet under construction, which are subject to a variety of conditions. We are actively marketing management contracts to existing and prospective franchisees to utilize our management experience and expertise to manage their hotels.

     We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed and own. Leased hotels are those hotels that we currently lease from a third party and operate. Managed hotels are those hotels that we manage for a third party, but do not lease or own. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following tables set forth our property portfolio at June 30, 2002 and June 30, 2001:

	Number of Hotels			Number of Rooms
	June 30,			June 30,
			Increase /			Increase /
	2002	2001	(Decrease)	2002	2001	(Decrease)

Owned	11	33	(22)	1,300	4,185	(2,885)
Leased	57	34	23	6,888	3,893	2,995
Managed	2	2	—	203	179	24
Joint Venture	9	9	—	1,159	1,159	—
Franchised	29	21	8	2,965	2,251	714

Total	108	99	9	12,515	11,667	848

     At June 30, 2002, we managed two hotels, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. These revenues are included in other income in our consolidated statements of operations.

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

     As of June 30, 2002, we have completed four separate sale-leaseback transactions for a total of 57 hotels with Hospitality Properties Trust (“HPT”). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in April 2002. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. Our results from operations reflect these transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. Since these hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sales of the hotels is recorded net of the deferred gain on sale. The gain is deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 5 to Consolidated Financial Statements.

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

     Fair Value of Financial Instruments including Derivative Financial Instruments

     The valuation of financial instruments under SFAS No. 107 and derivative financial instruments under SFAS No. 133 requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.

Results of Operations

Comparison of fiscal quarters ended June 30, 2002 and June 30, 2001

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $32.4 million for the quarter ended June 30, 2002, compared to $33.4 million for the quarter ended June 30, 2001. The decrease in revenue is a result of the slowdown in the economy and a reduction in business travel. The following table sets forth the operating statistics for all our corporate hotels for the quarters ended June 30, 2002 and June 30, 2001:

	For the quarter ended
	June 30,

	2002	2001	Change

Occupancy	78.7%	74.3%	4.4%
Average Daily Rate	$53.58	$59.70	$(6.12)
Revenue per available room	$42.14	$44.36	$(2.22)

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 78.7% for the quarter ended June 30, 2002, compared to 74.3% for the quarter ended June 30, 2001. Our focus in 2002 has been to improve or maintain occupancy at our hotels by marketing to long-term extended-stay guests, particularly those staying seven or more nights, and adjusting our average daily rates.

     The average daily room rate for corporate hotels for the quarter ended June 30, 2002 was $53.58, compared to $59.70 for the quarter ended June 30, 2001. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in the average daily rate for the quarter ended June 30, 2002 is primarily a result of our commitment to improve or maintain occupancy at our hotels by targeting long-term extended-stay business, which is charged at a lower daily rate, and adjusting rates in today’s competitive environment. Other factors that influence average daily room rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy in an attempt to maximize revenue.

     Revenue per available room (“RevPAR”), calculated as the average occupancy rate multiplied by the average daily rate, was $42.14 for the quarter ended June 30, 2002, compared to $44.36 for the quarter ended June 30, 2001, a 5.0% decrease.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended June 30, 2002 totaled $20.6 million, compared to $18.3 million for the quarter ended June 30, 2001. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to increased wages, media advertising, promotional costs associated with sales promotions, operating costs for the San Antonio, Texas hotel acquired in March 2002 and higher maintenance and insurance costs.

     Rent Expense on Leased Hotels

     Rent expense on the 57 leased hotels for the quarter ended June 30, 2002 was $10.9 million, compared to $6.3 million for the quarter ended June 30, 2001. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is due to an increase in base rent as a result of the sale and leaseback of two hotels in August 2001 and an additional 21 hotels in April 2002.

     Hotel Opening Costs

     Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. There were no opening costs for the quarter ended June 30, 2002, as we had no hotel openings or projects under construction during the quarter. Opening costs for the quarter ended June 30, 2001 totaled $132,000.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended June 30, 2002 totaled $923,000, compared to $2.7 million for the quarter ended June 30, 2001. The decrease in depreciation and amortization expense is due to the sale of two hotels in August 2001 and an additional 21 hotels in April 2002. For both 2002 and 2001, depreciation and amortization expense does not reflect any expense for properties sold in the sale-leaseback transactions.

     Corporate Operations

     Other Income

     Other income for the quarter ended June 30, 2002 totaled $887,000, compared to $1.1 million for the quarter ended June 30, 2001. Other income consists primarily of royalty fees (revenue-based fees received over the life of the franchise agreement), franchise fees (a one-time fee received upon execution of a signed franchise agreement), management fees and joint venture equity income. Equity income represents our share of the profits of unconsolidated joint venture hotels.

     Franchise fee income (including application and royalty fees) for the quarter ended June 30, 2002 totaled $826,000, compared to $835,000 for the quarter ended June 30, 2001. Management fee income for the quarter ended June 30, 2002 totaled $358,000, compared to $346,000 for the quarter ended June 30, 2001. For the quarter ended June 30, 2002, we recorded a loss of ($296,000) on our joint venture hotels, compared to ($114,000) for the quarter ended June 30, 2001. This loss is due to the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference is primarily comprised of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture.

     As part of the sale-leaseback transaction, we sold 21 hotels during the quarter ended June 30, 2002 and recognized $355,000 of the total deferred gain on hotels sold. We did not sell any hotels during the quarter ended June 30, 2001 and recognized $346,000 of the total deferred gain on hotels sold.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended June 30, 2002 totaled $1.7 million, compared to $1.9 million for the quarter ended June 30, 2001, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The decrease in corporate operating expense is primarily due to lower corporate administration and franchise sales and service costs.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended June 30, 2002 totaled $198,000, compared to $174,000 for the quarter ended June 30, 2001. Depreciation and amortization reflects depreciation and amortization of intangible assets (e.g. patents, trademarks), leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment.

     Interest Income and Expense

     Interest income for the quarter ended June 30, 2002 was $92,000, compared to $134,000 for the quarter ended June 30, 2001. Interest income for the quarter ended June 30, 2002 resulted primarily from the temporary investment of cash provided by operations and proceeds from the April 2002 sale-leaseback transaction of 21 hotels. For the quarter ended June 30, 2001, interest income resulted primarily from the temporary investment of cash provided by operations. The decrease for the quarter ended June 30, 2002 is largely due to lower cash levels and lower investment rate yields.

     Interest expense, net of capitalized interest, for the quarter ended June 30, 2002 was $1.5 million, compared to $4.5 million for the quarter ended June 30, 2001. The decrease in interest expense is due to lower debt levels as a result of the April 2002 sale-leaseback transaction and lower LIBOR interest rates, partially offset by a reduction in the amount of interest capitalized to development projects as a result of not having any projects under construction during 2002.

     Sales of Hotels

     As of June 30, 2002, we had sold to and leased back from HPT 57 hotels, including 21 hotels sold during the second quarter of 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the quarters ended June 30, 2002 and June 30, 2001. The following table sets forth the rent expense and earnings related to our leased hotels for the quarters ended June 30, 2002 and June 30, 2001 (in thousands):

	For the quarter ended June 30,

	2002	2001

Rent expense on leased hotels	$10,946	$6,335
Gain recognized into earnings	$355	$346

Comparison of six-months ended June 30, 2002 and 2001

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue was $62.4 million for the six-months ended June 30, 2002, compared to $64.6 million for the six-months ended June 30, 2001. The decrease in revenue is a result of the slowdown in the economy and a reduction in business travel. The following table sets forth the operating statistics for all our corporate hotels for the six-months ended June 30, 2002 and June 30, 2001:

	For the six-months ended
	June 30,

	2002	2001	Change

Occupancy	75.6%	73.2%	2.4%
Average Daily Rate	$54.14	$59.46	$(5.32)
Revenue per available room	$40.92	$43.53	$(2.61)

     The average occupancy rate for our corporate hotels was 75.6% for the six-months ended June 30, 2002, compared to 73.2% for the six-months ended June 30, 2001. The average daily room rate for corporate hotels for the six-months ended June 30, 2002 was $54.14, compared to $59.46 for the six-months ended June 30, 2001. The decrease in the average daily rate for the six-months ended June 30, 2002 was a result of our focus on improving or maintaining occupancy at our hotels by marketing to the extended-stay customer and adjusting rates in today’s competitive environment. Revenue per available room was $40.92 for the six-months ended June 30, 2002, a 6.0% decrease from a year ago. This decrease is due to the lower average daily rate for the six-months ended June 30, 2002 compared to the six-months ended June 30, 2001.

     Hotel Operating Expenses

     Hotel operating expenses for the six-months ended June 30, 2002 totaled $39.8 million, compared to $36.1 million for the six-months ended June 30, 2001. The increase in hotel operating expenses is largely due to increased wages, media advertising, promotional costs associated with sales promotions, operating costs for the Jersey City, New Jersey hotel which opened in April 2001 and the San Antonio, Texas hotel acquired in March 2002 and higher maintenance and insurance costs.

     Rent Expense on Leased Hotels

     Rent expense on the 57 leased hotels for the six-months ended June 30, 2002 was $18.1 million, compared to $12.7 million for the six-months ended June 30, 2001. The increase in rent expense is due to an increase in base rent as a result of the sale and leaseback of two hotels in August 2001 and an additional 21 hotels in April 2002.

     Hotel Opening Costs

     There were no opening costs for the six-months ended June 30, 2002, as we had no hotel openings or projects under construction during the period. Opening costs for the six-months ended June 30, 2001 totaled $230,000.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations for the six-months ended June 30, 2002, totaled $3.4 million, compared to $5.3 million for the six-months ended June 30, 2001. The decrease in depreciation and amortization expense is due to the sale of two hotels in August 2001 and an additional 21 hotels in April 2002.

     Corporate Operations

     Other Income

     Other income for the six-months ended June 30, 2002 totaled $1.3 million, compared to $1.7 million for the six-months ended June 30, 2001. Franchise fee income for the six-months ended June 30, 2002 totaled $1.4 million, unchanged from the six-months ended June 30, 2001. Management fee income for the six-months ended June 30, 2002 totaled $670,000, compared to $635,000 for the six-months ended June 30, 2001. The increase in management fee income was due to increased management fees received from the eight Boston Capital joint venture hotels and the East Lansing, Michigan joint venture hotel. For the six-months ended June 30, 2002, we recorded a loss of ($772,000) on our joint venture hotels, compared to ($281,000) for the six-months ended June 30, 2001. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel and the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture.

     We sold 21 hotels during the six-months ended June 30, 2002 and recognized $638,000 of the total deferred gain on hotels sold. We did not sell any hotels during the quarter ended June 30, 2001 and recognized $692,000 of the total deferred gain on hotels sold.

     Corporate Operating Expenses

     Corporate operating expenses for the six-months ended June 30, 2002 totaled $3.2 million, compared to $3.4 million for the six-months ended June 30, 2001. The decrease in corporate operating expense is primarily due to lower franchise sales and service and corporate administration costs.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the six-months ended June 30, 2002 totaled $382,000, compared to $349,000 for the six-months ended June 30, 2001.

     Interest Income and Expense

     Interest income for the six-months ended June 30, 2002 was $185,000, compared to $381,000 for the six-months ended June 30, 2001. Interest income for the six-months ended June 30, 2002 resulted primarily from the temporary investment of cash provided by operations and proceeds from the April 2002 sale-leaseback transaction. For the six-months ended June 30, 2001, interest income resulted primarily from the temporary investment of cash provided by operations. The decrease for the six-months ended June 30, 2002 is largely due to lower cash levels and lower investment rate yields.

     Interest expense, net of capitalized interest, for the six-months ended June 30, 2002 was $5.0 million, compared to $9.1 million for the six-months ended June 30, 2001. The decrease in interest expense is due to lower debt levels as a result of the April 2002 sale-leaseback transaction and lower LIBOR interest rates, partially offset by a reduction in the amount of interest capitalized to development projects as a result of not having any projects under construction during 2002.

     Sales of Hotels

     As of June 30, 2002, we had sold to and leased back from HPT 57 hotels, 21 of which were sold during the six-months ended June 30, 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the six-months ended June 30, 2002 and June 30, 2001. The following table sets forth the rent expense and earnings related to our leased hotels for the six-months ended June 30, 2002 and June 30, 2001 (in thousands):

	For the six-months ended June 30,

	2002	2001

Rent expense on leased hotels	$18,120	$12,661
Gain recognized into earnings	$638	$692

Liquidity and Capital Resources

     We had cash and cash equivalents of $14.6 million at June 30, 2002, compared to $16.6 million at June 30, 2001. Net cash used in operating activities totaled $2.6 million for the six-months ended June 30, 2002, compared to $1.0 million of cash provided by operating activities for the six-months ended June 30, 2001. For the six-months ended June 30, 2002, we recorded a net loss from operations of $16.0 million, including an impairment loss on hotels held for sale of $8.6 million, $2.1 million of loss on the extinguishment of debt, $3.8 million of non-cash depreciation and amortization expense and $638,000 of non-cash deferred gain income on hotels sold. Sources of cash included a $2.7 million decrease in other assets. This decrease is largely due to the refund of excess cash from the furniture, fixtures and equipment (“FF&E”) cash reserve accounts. These accounts are stipulated in the lending agreements and the cash reserved is for replacement and refurbishment of hotel furniture and fixtures. The excess funds were returned to us as part of the sale-leaseback and refinancing transactions in April 2002. Uses of cash for the six-months ended June 30, 2002 consisted primarily of a $1.7 million increase in accounts and other receivables and a $1.6 million decrease in accounts payable and other accrued expenses. For the six-months ended June 30, 2001, we recorded net income from operations of $206,000 including $5.6 million of non-cash depreciation and amortization expense and $692,000 of non-cash deferred gain income on hotels sold. Uses of cash for the six-months ended June 30, 2001 included a $2.5 million increase in other assets (primarily FF&E reserve payments), a $1.0 million decrease in accounts payable and other accrued expenses and an increase of $753,000 in accounts and other receivables.

     Net cash provided by investing activities for the six-months ended June 30, 2002 totaled $131.9 million, compared to $141,000 of net cash used in investing activities for the six-months ended June 30, 2001. Sources of cash for the six-months ended June 30, 2002 consisted of $145.0 million in proceeds from sales of hotels and $10.5 million of guaranty deposit refunded to us by HPT as part of the April 2002 sale-leaseback transaction. Uses of cash for the six-months ended June 30, 2002 consisted of $16.0 million of cash paid for security deposits related to the 21 hotels sold and leased back from HPT in April 2002 and $7.4 million of expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels. Uses of cash for the six-months ended June 30, 2001 consisted of expenditures for property and equipment, partially offset by cash distributions from the joint ventures.

     For the six-months ended June 30, 2002, net cash used in financing activities was $132.6 million, compared to $6.2 million of net cash used in financing activities for the six-months ended June 30, 2001. Net cash used in financing activities during the six-months ended June 30, 2002 consisted of $192.2 million of principal payments on notes payable, partially offset by $60.0 million of proceeds from mortgages and notes payable. The principal payments on notes payable represent payments made to pay off note balances on hotels sold in the April 2002 sale-leaseback transaction. The proceeds from mortgages and notes payable represent the proceeds from the refinancing of our debt in 2002. For the six months ended June 30, 2001, net cash used in financing activities included $7.2 million of principal payments on notes payable and $4.0 million of preferred stock dividend payments, partially offset by $5.0 million of proceeds from mortgages and notes payable.

     Under the terms of the agreement with Boston Capital and Mass Mutual, since we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, we may be required to increase our capital contribution to the existing joint venture hotels. As of June 30, 2002, we had eight hotels open with none under construction and the additional capital contribution amount was estimated at approximately $3.4 million. In June 2002, we were notified by our joint venture partners that we would be required to make this additional equity contribution on or before July 25, 2002. We did not make this contribution. We are currently discussing alternatives to the equity contribution with our joint venture partners. The Company is otherwise in compliance with the terms of the joint venture agreement.

     As of June 30, 2002, we have guaranteed approximately $56.3 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from October 2002 to January 2008. Approximately $5.8 million and $18.1 million of this debt is scheduled to mature in 2002 and 2003, respectively. As of June 30, 2002, all of the debt scheduled to mature in 2002 can be extended, under the terms of the existing loan agreement, for up to two years. The debt scheduled to mature in 2003 cannot be extended. Since this guaranteed debt relates to an entity, which we do not wholly own or control, it is not included in our consolidated financial statements.

     As of June 30, 2002, we had borrowed $59.0 million from GMAC and one other financial institution. This debt had scheduled maturity dates ranging from May 2005 to June 2011 with interest rates, which ranged from 7.75% to 8.30%.

     Our Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.0 million per quarter. We did not make the last three scheduled preferred stock dividend payments (November 2001, February 2002 and May 2002). We intend to assess our cash position on a quarterly basis and may elect to forego additional scheduled dividend payments on our preferred stock. As of June 30, 2002, we had approximately $6.0 million of accumulated unpaid dividends. A failure to make future dividend payments will result in a further reduction in the conversion price of the Preferred Stock and, in the case of the Series B Preferred Stock, may result in a future adjustment to the dividend rate to 12%.

     Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of June 30, 2002, the mandatory redemption amount was approximately $113.0 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

     Series A and B Preferred Stockholders also have the right to convert, at any time at their option into shares of Common Stock, subject to certain anti-dilution adjustments. The current conversion price of the Preferred Stock is $8.51. In the event we liquidate, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of our Common Stock. As of June 30, 2002, the Liquidation Amount was $113.0 million, including $6.0 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of June 30, 2002, one hundred seventy five percent of the stated value of the shares was $187.3 million. If we do not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

     We believe that a combination of our cash and cash equivalents, cash from operations and borrowed funds from third-party lenders (if approved on an individual basis) will be sufficient to provide capital for operations through June 2003. However, in order to meet our long-term financing obligations, we will be required to raise additional capital in the future.

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

     We have Never Been Profitable. At June 30, 2002, we operated 77 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

     We May be Unable to Service our Debt Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividends will depend upon our ability to generate capital in the future and increase RevPAR. We cannot predict whether current occupancy levels and room rates can be maintained or improved upon. Future occupancy and room rates may be impacted by a number of factors including:

•	the number and geographic location of new hotels;

•	the season in which new hotels open;

•	competition;

•	market acceptance of our hotels;

•	general economic conditions;

•	unexpected events, such as the World Trade Center attacks; and

•	the profitability of the businesses’ of our core customers.

Accordingly, we cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations or make our scheduled preferred stock dividend or redemption payments as they become due. For example, in May 2002, we did not make the scheduled dividend payment. This marked the third successive dividend payment we have not made (November 2001 and February 2002). In addition, we may need to refinance all or a portion of our indebtedness on or before the maturity date. We do not currently have sufficient capital to pay all of our debts if they were due today or make the scheduled payment to redeem our Preferred Stock. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled preferred stock dividend and redemption payments also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt obligations or preferred stock could result in litigation and have a material adverse effect on our business and results of operations. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for further discussion.

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

Our franchise agreements provide for a variety of conditions to the franchisees’ obligations to build the hotels and, accordingly, these hotels may never be constructed or opened. If we are unable to successfully franchise hotels on time or within budget, or at all, our business and results of operations would suffer.

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

     Because shares of our Common Stock trade on the Over The Counter Bulletin Board, the liquidity of our Common Stock may be limited. Our Common Stock was delisted from The Nasdaq SmallCap Market on June 19, 2002 and our Common Stock now trades on the Over The Counter Bulletin Board. Consequently, the liquidity of our Common Stock will likely be impaired, not only in the number of shares which can be bought and sold, but also because of delays in the timing of transactions and a reduction in securities analyst and the news media coverage, if any, that we receive. As a result, holders of our Common Stock might find it more difficult to trade their Common Stock promptly, or at all, and at reasonable prices or to obtain accurate quotations as to its price.

     Certain of these factors are discussed further elsewhere in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.

Impact of New Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 20, 2001. Additionally, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” was issued. Under Statement 142, goodwill and other indefinite lived intangibles are no longer amortized, but are periodically reviewed for impairment. Intangibles with definite lives are amortized over their useful lives. Statement 142 is effective for years beginning after December 15, 2001. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was also issued for years beginning after December 15, 2001. Statement 144 revises the measurement and recognition of impairment, specifically on assets held for disposal.

     We do not believe the issuance of either of these statements will have a material impact on our results of operations or financial position.

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescinded FASB No. 4 requiring gains and losses from extinguishment of debt to be classified as extraordinary. During the quarter ended June 30, 2002, we extinguished a significant portion of our debt and recorded a loss of $2.1 million. We have elected early adoption of Statement No. 145 and have classified this loss as an operating expense.

Quantitative and Qualitative Disclosure of Market Risk

     Our earnings are affected by changes in interest rates as a significant portion of our outstanding indebtedness is at a variable rate based on LIBOR. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance, effected by LIBOR rates at June 30, 2002, would change by approximately $5,500. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at June 30, 2002, would change by approximately $1,500.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. We adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of June 30, 2002, the Company had one derivative financial instrument, an interest rate hedge, which was recorded at fair value of $134,000 as of June 30, 2002, with the change in fair value since the purchase date recorded in other comprehensive income in the equity section of the balance sheet.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

     On May 14, 2002, the Company held its 2002 Annual Meeting of Stockholders to elect the Company’s board of directors. The number of shares entitled to vote was 9,025,000 shares of the Company’s Common Stock, 65,000 shares of the Company’s Series A Preferred Stock and 42,000 shares of the Company’s Series B Preferred Stock. On an as-converted basis, the total number of shares of Common Stock available to vote was 21,598,443. The total number of shares represented in person or by proxy to vote was 17,013,031. Each of the current directors was re-elected. Messrs. Cresci, Morris, Pados and Salazar were re-elected with 16,990,211 affirmative votes and 22,820 votes against. Messrs. DeBoer, Fix and Roos were re-elected with 16,768,711 affirmative votes and 244,320 votes against. Messrs. Issa, Nielsen and Schofield were re-elected with 16,987,211 affirmative votes and 25,820 votes against. No other matters were put to a vote of stockholders at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     See the Exhibit Index beginning on page 29.

     (b)  Reports on Form 8-K

     On April 26, 2002, the Company filed Report on Form 8-K, reporting the Sale / Leaseback Transaction entered into with HPT on April 11, 2002.

     On June 27, 2002, the Company filed Report on Form 8-K/A, amending the Form 8-K filed on April 26, 2002, and disclosing the pro forma financial information relating to the Sale / Leaseback Transaction.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDLEWOOD HOTEL COMPANY, INC.

Date:	August 13, 2002	By:	/s/ Jack P. DeBoer

Jack P. DeBoer, Chairman and Chief Executive Officer

Date:	August 13, 2002	By:	/s/ Warren D. Fix

Warren D. Fix, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Candlewood Hotel Company, Inc. (1)
3.2	Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (11)
3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (5)
3.4	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock. (9)
3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (9)
4.1	Specimen Certificate of Common Stock. (2)
4.2	Form of Warrant. (9)
4.3	Amended and Restated Stockholders Agreement dated as of July 10, 1998. (9)
10.1	Form of Indemnification Agreement for Executive Officers and Directors. (1)
10.2	Indemnification Agreement Schedule. (10)
10.3	1996 Equity Participation Plan and Form of Stock Option Agreements. (3)
10.4	First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998. (10)
10.5	Employment Agreement between Candlewood Hotel Company, Inc. and Jack P. DeBoer dated as of September 1, 1996. (1)
10.6	Credit Facility Agreement between Candlewood Hotel Company, Inc. and Doubletree Corporation dated as of November 11, 1996. (4)
10.7	Subordinated Promissory Note from Candlewood Hotel Company, Inc. to Doubletree Corporation dated as of November 11, 1996. (4)
10.8	Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (5)
10.9	Amended and Restated Registration Rights Agreement dated as of July 10, 1998. (9)
10.10	Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (6)
10.11	First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto. (10)
10.12	Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT. (6)
10.13	Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (7)
10.14	First Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (10)
10.15	Second Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (8)
10.16	Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto. (10)
10.17	Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT. (7)
10.18	Securities Purchase Agreement dated as of September 30, 1998. (9)
10.19	Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point Properties, Inc. (10)

Exhibit
No.	Description

10.20	Third Amendment to Agreement to Lease by and between Candlewood Hotel Company, Inc. and HPT. (10)
10.21	Purchase and Sale Agreement by and among Candlewood Hotel Company, Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las Vegas, NV, LLC and HPT. (12)
10.22	Purchase and Sale Agreement, dated as of April 11, 2002, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and Hospitality Properties Trust, as purchaser. (13)
10.23	Second Amended and Restated Lease Agreement, dated as of April 11, 2002, by and between HPT CW Properties Trust, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (13)
10.24	Second Amended and Restated Assignment and Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., assignor, and HPT CW Properties Trust, assignee. (13)
10.25	Fourth Amendment to Agreement to Lease, dated as of April 11, 2002, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc. (13)
10.26	Second Amended and Restated Guaranty Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and Hospitality Properties Trust. (13)
10.27	Second Amended and Restated Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., as tenant, and HPT CW Properties Trust, as secured party. (13)
10.28	Second Amended and Restated Stock Pledge Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as pledgor, for the benefit of HPT CW Properties Trust , as secured party. (13)
10.29	Form of Letter Agreement between Candlewood Hotel Company, Inc. and certain executive officers and schedule related thereto.
11.1	Statement re Computation of Per Share Earnings — not applicable.

(1)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1 (Registration No. 333-12021) filed September 13, 1996.

(2)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 17, 1996.

(3)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 30, 1996.

(4)	Incorporated by reference from Candlewood Hotel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on October 8, 1997.

(6)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on January 7, 1998.

(7)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on June 9, 1998.

(8)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 6, 1998.

(9)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 10, 1998.

(10)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(12)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(13)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on April 26, 2002.