Form 10-Q
period 2002-09-30
CANDLEWOOD HOTEL CO INC
filed 2002-11-14
CIK 1022820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2002

Common Stock, $.01 par value	9,025,000 shares

CANDLEWOOD HOTEL COMPANY, INC.

FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2002

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations for the three and nine-months ended September 30, 2002 and September 30, 2001 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine-months ended September 30, 2002 and September 30, 2001 (unaudited)	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-28

PART II.	OTHER INFORMATION

Item 4.	Controls and Procedures	29

Item 6.	Exhibits and Reports on Form 8-K	29

	Certifications	31-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and share data)

	September 30,
	2002	December 31,
	(Unaudited)	2001

Assets:
Investment in hotels:
Hotels completed	$100,182	$263,160
Accumulated depreciation and amortization	(12,746)	(24,878)

Net investment in hotels	87,436	238,282
Cash and cash equivalents (including $980 and $968 of restricted cash, respectively)	12,879	17,966
Deposits	46,086	30,086
Accounts and other receivables	6,193	4,663
Investments in joint ventures	13,683	12,994
Other assets	14,367	17,347

Total assets	$180,644	$321,338

Liabilities and Stockholders’ (Deficit):
Mortgages and notes payable	$58,944	$191,456
Accounts payable and other accrued expenses	17,055	16,364
Deferred gain on sale of hotels	26,403	16,995
Other liabilities	121	768

Total liabilities	102,523	225,583
Redeemable, convertible, cumulative preferred stock (“Series A”), $1,000 stated value, 65,000 shares authorized and outstanding, net of offering costs	67,491	63,047
Redeemable, convertible, cumulative preferred stock (“Series B”), $1,000 stated value, 42,000 shares authorized and outstanding, net of offering costs	43,422	40,491
Stockholders’ (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 9,025,000 issued and outstanding	90	90
Additional paid-in capital	25,046	32,421
Other comprehensive income	(138)	—
Accumulated deficit	(57,790)	(40,294)

Total stockholders’(deficit)	(32,792)	(7,783)

Total liabilities and stockholders’(deficit)	$180,644	$321,338

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except share and per share data)

	For the Quarter Ended		For the Nine-Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:
Hotel operations	$32,493	$33,493	$94,866	$98,046
Other income	778	1,097	2,121	2,842

Total hotel operating revenues	33,271	34,590	96,987	100,888
Proceeds from sales of hotels, net of deferred gain of $0 and $0, respectively	—	28,850	145,000	28,850
Deferred gain recognition on sales of hotels	406	357	1,044	1,049

Total revenues	33,677	63,797	243,031	130,787
Operating costs and expenses:
Hotel operating expenses	20,196	19,615	59,968	55,760
Corporate operating expenses	1,279	1,509	4,447	4,884
Rent expense on leased hotels	11,470	6,807	29,590	19,468
Hotel opening costs	—	—	—	230
Depreciation and amortization	1,144	3,203	4,934	8,833
Impairment loss on assets held for sale	—	—	8,604	—
Loss on extinguishments of debt	—	—	2,115	—

Total operating costs and expenses	34,089	31,134	109,658	89,175

Cost of hotels sold	—	29,064	145,000	29,064

	(412)	3,599	(11,627)	12,548
Interest income	73	219	258	600
Interest expense	(1,172)	(4,343)	(6,127)	(13,467)

(Loss) before preferred stock dividends	(1,511)	(525)	(17,496)	(319)
Preferred stock dividends	(2,023)	(2,023)	(6,002)	(6,002)

Net (loss) available to common stockholders	$(3,534)	$(2,548)	$(23,498)	$(6,321)

Net (loss) per share of common stock — basic and diluted	$(0.39)	$(0.28)	$(2.60)	$(0.70)

Weighted average shares outstanding — basic and diluted	9,025,000	9,025,000	9,025,000	9,025,000

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine-Months Ended

	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net (loss) before preferred stock dividends	$(17,496)	$(319)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,934	8,833
Loss from joint ventures	797	369
Deferred gain recognition on sales of hotels	(1,044)	(1,049)
Impairment loss on assets held for sale	8,604	—
Loss on sales of hotels	—	214
Loss on extinguishment of debt	2,115	—
Change in:
Accounts and other receivables	(1,530)	(911)
Other assets	962	(2,692)
Accounts payable and other accrued expenses	(720)	(888)
Other liabilities	(647)	(160)

Net cash provided by (used in) operating activities	(4,025)	3,397

Cash flows from investing activities:
Proceeds from sales of hotels	145,000	28,850
Refund of guaranty deposit	10,452	3,050
Cash paid for security deposits	(16,000)	(3,752)
Change in hotels completed and under construction	(7,982)	(3,034)
Distributions from joint ventures	200	1,250
Purchase of intangible assets	(220)	(53)

Net cash provided by investing activities	131,450	26,311

Cash flows from financing activities:
Proceeds from mortgages and notes payable	59,660	5,642
Payments on mortgages and notes payable	(192,172)	(27,297)
Preferred stock dividends	—	(6,024)

Net cash used in financing activities	(132,512)	(27,679)

Net increase (decrease) in cash and cash equivalents	(5,087)	2,029
Cash and cash equivalents at beginning of period	17,966	21,834

Cash and cash equivalents at end of period	$12,879	$23,863

Supplementary disclosure of cash flow information:
Cash paid for interest	$6,794	$14,818

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The Company evaluates hotels for impairment when conditions indicate that it is probable that the sum of the expected future cash flows is less than the carrying value of the hotels. Upon determination that a hotel has been impaired, the carrying value of the hotel is reduced to fair value less costs to sell. For the nine-months ended September 30, 2002, the Company has recorded an impairment loss of $8.6 million, all of which was recorded in the first quarter of 2002. As of September 30, 2002, no permanent impairment conditions exist at any of the Company’s hotels.

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

In April 2002, the Company purchased an interest rate cap as part of the refinancing of mortgage debt with GMAC to manage interest rate risk. This is the first time the Company has purchased a derivative financial instrument. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure as they are designated. This effectiveness is essential for qualifying for hedge accounting available for only certain qualifying derivative instruments. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, is terminated, or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market through earnings each period.

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

As of September 30, 2002, the Company had one derivative financial instrument, an interest rate cap, which was recorded at fair value with the change in fair value since the purchase date recorded in other comprehensive income in the equity section of the balance sheet.

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

Deferred financing costs are costs incurred to obtain construction and permanent financing and are included in other assets on the accompanying consolidated balance sheets. These costs are amortized over the life of the related loan on a method which approximates the level yield basis.

I.	Revenue Recognition

Room revenue and other revenues are recognized when earned. Recognition of franchise fee revenue is deferred until all material services or conditions relating to the respective franchise have been substantially performed or satisfied by the Company. Such revenue, when recognized, is included in other income on the accompanying consolidated statements of operations.

The Company’s sales of hotels have been accompanied by a leaseback of the facilities under operating lease agreements. Such sales are recognized when the title passes to the buyer, generally upon the receipt of proceeds. Related profit is deferred due to required support obligations under the operating lease agreements until operations meet stipulated levels. At such time, the deferred gain is recognized in earnings over the remaining lease term.

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

The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company’s reportable segments for the nine-months ended September 30, 2002 and 2001, respectively, is as follows:

Nine-months ended September 30, 2002
(In thousands)	Operation of	Sale of
	Hotels	Hotels	Total

Revenues from external customers	$96,987	$—	$96,987
Interest expense	6,127	—	6,127
Depreciation expense	4,363	—	4,363
Segment profit	(3,061)	1,044	(2,017)
Hotels assets:
Hotels completed and under construction	100,182	—	100,182
Accounts receivable	754	4,750	5,504
Deferred gain on sale of hotels	—	26,403	26,403

Nine-months ended September 30, 2001
(In thousands)	Operation of	Sale of
	Hotels	Hotels	Total

Revenues from external customers	$100,888	$—	$100,888
Interest expense	13,467	—	13,467
Depreciation expense	8,302	—	8,302
Segment profit	3,891	1,049	4,940
Hotels assets:
Hotels completed and under construction	262,131	—	262,131
Accounts receivable	2,397	2,855	5,252
Deferred gain on sale of hotels	—	17,240	17,240

The difference between segment profit and net income is corporate expenses not specific to the Company’s reportable segments.

O.	Use of Estimates

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

Note 2: Mortgages and Notes Payable

     As of September 30, 2002, a wholly-owned subsidiary of the Company (“the Subsidiary”) had entered into a loan agreement with GMAC Commercial Mortgage Corporation. This Subsidiary owns 10 of the Company’s hotels. Interest on the loan is payable monthly, in arrears, on the first day of the calendar month. Interest is calculated at a variable rate per annum, adjusted monthly, at a rate equal to the 30-day LIBOR rate plus 4.25% (7.75% as of September 30, 2002). The debt has a LIBOR interest rate floor of 3.50%. As a result, the Company’s interest rate on this debt cannot go below 7.75%. Interest is payable monthly and the principal amount of the loan is payable monthly beginning in May 2003 and is calculated based on a 25-year amortization schedule using the prevailing interest rate as defined in the note. The loan matures in May 2005 and provides for one 12-month extension. Amounts borrowed under the loan agreement are secured by the 10 hotels, the land on which the hotels are constructed and certain funds deposited in demand deposit accounts assigned to GMAC. The Company and certain other of the Company’s wholly-owned subsidiary LLCs guarantee the loan. At September 30, 2002, $55.0 million was outstanding under this loan agreement.

     In April 2002, the Company purchased an interest rate hedge to cap the 30-day LIBOR interest rate on the GMAC note. The interest rate is capped at 7.50% and the cap expires in May 2005 concurrent with the maturity of the note. Accordingly, the maximum interest rate throughout the term of the GMAC note cannot exceed 11.75% (7.50% LIBOR plus 4.25%). On September 30, 2002, the derivative instrument was reported at its fair value as Other Assets of approximately $49,000. During the quarter ended September 30, 2002, an adjustment of approximately $85,000 to Other Comprehensive Income was made for the change in fair value of this cap. Over time, the unrealized gain or loss held in accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company does not expect a material amount currently held in accumulated other comprehensive income to be reclassified to earnings.

     The Company has also entered into a loan agreement with a financial institution for the financing of one of the Company’s hotels. Interest on the loan is payable monthly, in arrears, beginning on the first full calendar month after the date of the agreement. Interest payments are calculated at a fixed rate based off the 10-year Treasury note at the time the loan was closed plus 3.08% (8.30% as of September 30, 2002). Principal payments commenced the month following loan closing and are calculated based on a 22.5-year amortization schedule using the prevailing interest rate as defined in the note. The note matures in June 2011. The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At September 30, 2002, approximately $3.9 million was outstanding under this note.

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescinded FASB No. 4 requiring gains and losses from extinguishment of debt to be classified as extraordinary. During the nine-months ended September 30, 2002, the Company extinguished a significant portion of its debt and recorded a loss of approximately $2.1 million. The Company has adopted Statement No. 145 and has classified this loss as an operating expense.

Note 3: Investments in Joint Ventures

     As of September 30, 2002, the Company’s net investment in joint ventures is approximately $13.7 million. The difference between the amount at which the investment is carried in the Company’s accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of September 30, 2002, this amount was approximately $3.5 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended September 30, 2002 and 2001, equity income in joint ventures of approximately $439,000 and $256,000, respectively, was recorded before recognition of the carrying value difference of approximately ($464,000) and ($345,000), respectively. These amounts are included in other income on the accompanying consolidated statements of operations. During the quarter ended September 30, 2002, the Company received distributions from its joint ventures of $200,000. There were no distributions made to the Company during the quarter ended September 30, 2001.

     The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors (“Boston Capital”) and Mass Mutual in which the Company has a 50% ownership interest. Hotel operations for the joint venture commenced in 2000, and as of September 30, 2002, the Company operated eight hotels pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. In June 2002, the Company’s joint venture partners notified the Company that it would be required to make this additional equity contribution on or before July 25, 2002. The Company did not make this contribution. Based upon the contributions to date and the calculations as outlined in the agreement, as of September 30, 2002, the amount of the additional contribution was estimated at approximately $3.4 million. In August 2002, the Company’s non-payment of the additional equity contribution prompted a notice of default from the joint venture partners. As a result of this default and in accordance with the joint venture agreement, the joint venture has suspended payment of franchise royalty and management fees to the Company pending resolution of this matter. In addition, per the agreement, the interest rate on the joint venture debt to Boston Capital and Mass Mutual has increased from 12.0% to 21.0%. The suspension of royalty and management fees and the increased interest rate on the debt will be lifted upon the successful cure of the default. The Company and Boston Capital and Mass Mutual have reached a tentative agreement with regards to the amount of the additional equity contribution whereby the Company would contribute $1.8 million to the joint venture and Boston Capital and Mass Mutual would waive contractual rights to the $1.6 million balance. However, we cannot provide any assurance that a final agreement will be reached on these terms or at all. As of September 30, 2002, $1.8 million has been accrued and recorded as an investment in joint ventures. The Company is otherwise in compliance with the terms of the joint venture agreement. The following is unaudited condensed financial information for the joint venture as of September 30, 2002 and 2001:

September 30,	2002	2001
(In thousands)
Hotels completed and under construction	$74,963	$76,896
Other assets	5,357	5,950

Total assets	$80,320	$82,846

Total development liabilities	$74,027	$75,305
Total equity	6,293	7,541

Total liabilities and equity	$80,320	$82,846

Nine-months ended September 30,	2002	2001
(In thousands)
Total revenue	$15,472	$15,496
Hotel operating expenses	8,213	7,520
Hotel opening costs	—	150
Depreciation and amortization	2,234	2,080
Interest expense	4,378	4,592

Net pre-tax (loss) income	$647	$1,154

     As of September 30, 2002, the Company has guaranteed approximately $55.9 million of mortgage debt on the joint venture properties. This debt is collateralized by the hotels, the land on which the hotels are constructed and certain funds deposited in demand deposit accounts assigned to the respective banks. Maturity dates on this debt range from May 2003 to January 2008 with certain notes providing extensions for up to two years under specific criteria including loan to value ratios. This debt is not included in the Company’s consolidated financial statements (See Note 2) and the Company does not receive any fees related to this guarantee.

Note 4: Redeemable, Convertible, Cumulative Preferred Stock

General

     The Company has authorized “blank check” preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At September 30, 2002, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

     The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on the Company’s Common Stock. These payments are approximately $2.0 million per quarter. The Company has not made the last four scheduled preferred stock dividend payments. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in August 2002 to $8.00 per share to reflect the Company’s decision to forego payment of its May 2002 and August 2002 preferred stock dividend payment and the grant of new employee stock options. The Company intends to assess its cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on the preferred stock. As of September 30, 2002, the Company had approximately $8.0 million of accumulated unpaid dividends in arrears, which have been accrued and recorded as an increase to the carrying amount of the Series A and Series B preferred stock. A failure to make future dividend payments will result in a further reduction in the conversion price of the Preferred Stock and, in the case of the Series B Preferred Stock, may result in a future adjustment to the dividend rate to 12%.

     Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, the Company is required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of September 30, 2002, the mandatory redemption amount was approximately $115.0 million. If the Company fails to redeem the Preferred Stock when due, it will be required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

     In the event the Company liquidates, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of the Common Stock. As of September 30, 2002, the Liquidation Amount was $115.0 million, including $8.0 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, the Company is required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of September 30, 2002, one hundred seventy five percent of the stated value of the shares was $187.3 million. If the Company does not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

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

     The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the quarter ended September 30, 2002, approximately $461,000 was recorded as an increase to the carrying value of the preferred stock.

Note 5: Sale / Leaseback

     As of September 30, 2002, the Company had completed four separate sale-leaseback transactions with Hospitality Properties Trust (“HPT”). In April 2002, the Company sold 21 hotels for a sale price of $145 million. As of September 30, 2002, the Company has sold 57 hotels to HPT for an aggregate sales price of $434.8 million.

     Terms of the HPT sales agreement were all cash at the close of escrow for each hotel sold. Each of the hotels sold has been leased back to a wholly owned subsidiary of Candlewood pursuant to the terms of a master operating lease agreement executed in April 2002, which superceded the previous operating lease (the “previous lease”). This lease expires in December 2018 and may be renewed in certain circumstances and at the election of the Company for up to three 15-year periods. The lease calls for monthly lease payments of approximately $3.8 million and requires the Company to place a security deposit with HPT for each property equal to one year’s lease payments. The security deposit will be released to the Company at the end of the lease term.

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

     In total, as of September 30, 2002, the Company had sold 57 hotels for $434.8 million of hotels with a total deferred gain of $32.8 million, which includes the return of the guaranty deposits to the Company. Such gain has been deferred and is being recognized in income as noted in the Company’s accounting policies (Note 1). For the quarters ended September 30, 2002 and 2001, respectively, the Company recognized approximately $406,000 and $357,000 of deferred gain into income. As of September 30, 2002, the Company has recognized a total of $6.4 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the hotels sold are presented on the consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

General

     Candlewood operates, franchises, owns and manages Candlewood Suites and Cambridge Suites hotels (“Candlewood hotels”) to serve extended-stay business and personal travelers. At December 31, 2001, we had a total of 76 company-operated hotels (which is comprised of owned, leased and joint venture hotels), 27 franchised hotels and two managed hotels located in 34 states. At September 30, 2002, we had a total of 77 company-operated hotels, 29 franchised hotels and two managed hotels located in 34 states. In addition, at September 30, 2002, we had six franchise hotels under construction and 20 franchise agreements for hotels not yet under construction, which are subject to a variety of conditions. We are actively marketing management contracts to existing and prospective franchisees to utilize our management experience and expertise to manage their hotels.

     We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed and own. Leased hotels are those hotels that we currently lease from a third party and operate. Managed hotels are those hotels that we manage for a third party, but do not lease or own. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following tables set forth our property portfolio at September 30, 2002 and September 30, 2001:

	Number of Hotels			Number of Rooms
	September 30,			September 30,
			Increase/			Increase/
	2002	2001	(Decrease)	2002	2001	(Decrease)

Owned	11	31	(20)	1,300	3,786	(2,486)
Leased	57	36	21	6,888	4,292	2,596
Managed	2	2	—	203	179	24
Joint Venture	9	9	—	1,159	1,159	—
Franchised	29	26	3	2,959	2,637	322

Total	108	104	4	12,509	12,053	456

     At September 30, 2002, we managed two hotels, which are independently owned by our Chief Executive Officer, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. These revenues are included in other income in our consolidated statements of operations. In the management of these hotels, we have in the past advanced funds and paid expenses on behalf of the hotels.

     Our consolidated statements of operations includes revenues and expenses for only those hotels which are owned or leased by consolidated subsidiaries of Candlewood Hotel Company, Inc. (owned and leased hotels). We refer to these hotels collectively as our corporate hotels. Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our hotel operations revenues or expenses. Franchise fees, royalty fees, management fees, equity income from investment in joint ventures and other fees received from franchise and joint venture hotels are included in other income in our consolidated statements of operations.

     We have sold and leased back 57 hotels to Hospitality Properties Trust (“HPT”). The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. Our results from operations reflect these transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. Since these hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sales of the hotels is recorded net of the deferred gain on sale. The gain is deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 5 to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies involve significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Results of Operations

Comparison of fiscal quarters ended September 30, 2002 and September 30, 2001

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $32.5 million for the quarter ended September 30, 2002, compared to $33.5 million for the quarter ended September 30, 2001. The decrease in revenue is a result of reduced average daily room rates, which were prompted as a result of pricing competition caused by the slowdown in the economy and a reduction in business travel. The following table sets forth the operating statistics for all our corporate hotels for the quarters ended September 30, 2002 and September 30, 2001:

	For the quarter ended
	September 30,

	2002	2001	Change

Occupancy	77.7%	76.4%	1.3%
Average Daily Rate	$53.85	$57.15	$(3.30)
Revenue per available room	$41.86	$43.66	$(1.80)

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 77.7% for the quarter ended September 30, 2002, compared to 76.4% for the quarter ended September 30, 2001. Our focus in 2002 has been to improve or maintain occupancy at our hotels by marketing to long-term extended-stay guests, particularly those staying seven or more nights. Occupancy rates for the quarter ended September 30, 2001 were negatively impacted by the slowdown in the economy and to a lesser extent the attacks on the World Trade Center.

     The average daily room rate for corporate hotels for the quarter ended September 30, 2002 was $53.85, compared to $57.15 for the quarter ended September 30, 2001. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in the average daily rate for the quarter ended September 30, 2002 is primarily a result of our commitment to improve or maintain occupancy at our hotels by targeting long-term extended-stay business, which is charged at a lower daily rate, and adjusting rates in today’s competitive environment. Other factors that influence average daily room rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy in an attempt to maximize revenue.

     Revenue per available room (“RevPAR”), calculated as the average occupancy rate multiplied by the average daily rate, was $41.86 for the quarter ended September 30, 2002, compared to $43.66 for the quarter ended September 30, 2001, a 4.1% decrease.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended September 30, 2002 totaled $20.2 million, compared to $19.6 million for the quarter ended September 30, 2001. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to increased wages, media advertising, promotional costs associated with sales promotions, operating costs for one additional hotel acquired in March 2002 and higher maintenance and insurance costs.

     Rent Expense on Leased Hotels

     Rent expense on the 57 leased hotels for the quarter ended September 30, 2002 was $11.5 million, compared to $6.8 million for the quarter ended September 30, 2001. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is due to an increase in base rent as a result of the sale and leaseback of the 21 additional hotels in April 2002.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended September 30, 2002 totaled $955,000, compared to $3.0 million for the quarter ended September 30, 2001. The decrease in depreciation and amortization expense is the result of the sale and lease back of 21 hotels in April 2002. We do not record depreciation and amortization expense for properties that have been sold and leased back.

     Corporate Operations

     Other Income

     Other income for the quarter ended September 30, 2002 totaled $778,000, compared to $1.1 million for the quarter ended September 30, 2001. Other income consists primarily of royalty fees (revenue-based fees received over the life of the franchise agreement), franchise fees (a one-time fee received upon execution of a signed franchise agreement), management fees and joint venture equity income. Equity income represents our share of the profits of unconsolidated joint venture hotels.

     Franchise fee income (including application and royalty fees) for the quarter ended September 30, 2002 totaled $631,000, compared to $836,000 for the quarter ended September 30, 2001. Management fee income for the quarter ended September 30, 2002 totaled $173,000, compared to $350,000 for the quarter ended September 30, 2001. The decrease in franchise fee and management fee income is due to the suspension of royalty and management fee payments from the Boston Capital joint venture hotels. See “—Liquidity and Capital Resources.” For the quarter ended September 30, 2002, we recorded a loss of ($25,000) on our joint venture hotels, compared to ($88,000) for the quarter ended September 30, 2001. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel and the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference is primarily comprised of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture.

     We did not sell any hotels during the quarter ended September 30, 2002, but recognized $406,000 of the total deferred gain on hotels sold in prior periods. We sold two hotels during the quarter ended September 30, 2001 and recognized $357,000 of the total deferred gain on hotels sold.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended September 30, 2002 totaled $1.3 million, compared to $1.5 million for the quarter ended September 30, 2001, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The decrease in corporate operating expense is primarily due to lower franchise sales and service costs.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended September 30, 2002 totaled $190,000, compared to $182,000 for the quarter ended September 30, 2001. Depreciation and amortization reflects depreciation and amortization of intangible assets (e.g. patents, trademarks), leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment.

     Interest Income and Expense

     Interest income for the quarter ended September 30, 2002 was $73,000, compared to $219,000 for the quarter ended September 30, 2001. Interest income for the quarter ended September 30, 2002 resulted primarily from the temporary investment of cash provided by operations and proceeds from the April 2002 sale-leaseback transaction of 21 hotels. For the quarter ended September 30, 2001, interest income resulted primarily from the temporary investment of cash provided by operations and proceeds from the August 2001 sale-leaseback transaction of two hotels. The decrease in interest income for the quarter ended September 30, 2002 is largely due to lower cash levels and lower investment rate yields.

     Interest expense, net of capitalized interest, for the quarter ended September 30, 2002 was $1.2 million, compared to $4.3 million for the quarter ended September 30, 2001. The decrease in interest expense is due to lower debt levels as a result of the repayment of certain obligations with the proceeds from the April 2002 sale-leaseback transaction and lower LIBOR interest rates.

     Sales of Hotels

     As of September 30, 2002, we had sold to and leased back from HPT 57 hotels, including 21 hotels sold during the second quarter of 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the quarters ended September 30, 2002 and September 30, 2001. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the quarters ended September 30, 2002 and September 30, 2001 (in thousands):

	For the quarter ended September 30,

	2002	2001

Rent expense on leased hotels	$11,470	$6,807
Gain recognized into earnings	$406	$357

Comparison of nine-months ended September 30, 2002 and 2001

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue was $94.9 million for the nine-months ended September 30, 2002, compared to $98.0 million for the nine-months ended September 30, 2001. The decrease in revenue is a result of the slowdown in the economy and a reduction in business travel. Hotel operations revenue for the nine-month period ended September 30, 2001 was negatively impacted by the slowdown in the economy, and to a lesser extent, the September 11, 2001 attacks on the World Trade Center. The following table sets forth the operating statistics for all our corporate hotels for the nine-months ended September 30, 2002 and September 30, 2001:

	For the nine-months ended
	September 30,

	2002	2001	Change

Occupancy	76.3%	74.3%	2.0%
Average Daily Rate	$54.04	$58.65	$(4.61)
Revenue per available room	$41.23	$43.57	$(2.34)

     The average occupancy rate for our corporate hotels was 76.3% for the nine-months ended September 30, 2002, compared to 74.3% for the nine-months ended September 30, 2001. The average daily room rate for corporate hotels for the nine-months ended September 30, 2002 was $54.04, compared to $58.65 for the nine-months ended September 30, 2001. The decrease in the average daily rate for the nine-months ended September 30, 2002 was a result of our focus on improving or maintaining occupancy at our hotels by marketing to the extended-stay customer and adjusting rates in today’s competitive environment. Revenue per available room was $41.23 for the nine-months ended September 30, 2002, a 5.4% decrease from a year ago. This decrease is due to the lower average daily rate for the nine-months ended September 30, 2002 compared to the nine-months ended September 30, 2001.

     Hotel Operating Expenses

     Hotel operating expenses for the nine-months ended September 30, 2002 totaled $60.0 million, compared to $55.8 million for the nine-months ended September 30, 2001. The increase in hotel operating expenses is largely due to increased wages, media advertising, promotional costs associated with sales promotions, operating costs for the Jersey City, New Jersey hotel which opened in April 2001 and the San Antonio, Texas hotel acquired in March 2002 and higher maintenance and insurance costs.

     Rent Expense on Leased Hotels

     Rent expense on the 57 leased hotels for the nine-months ended September 30, 2002 was $29.6 million, compared to rent expense for the 36 leased hotels of $19.5 million for the nine-months ended September 30, 2001. The increase in rent expense is due to an increase in base rent as a result of the sale and leaseback of two hotels in August 2001 and an additional 21 hotels in April 2002.

     Hotel Opening Costs

     Opening costs are costs incurred prior to the opening of a hotel and include costs related to hiring and training of hotel personnel, such as travel, compensation and relocation. There were no opening costs for the nine-months ended September 30, 2002, as we had no hotel openings or projects under construction during the period. Opening costs for the nine-months ended September 30, 2001 totaled $230,000.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations for the nine-months ended September 30, 2002 totaled $4.4 million, compared to $8.3 million for the nine-months ended September 30, 2001. The decrease in depreciation and amortization expense is due to the sale of two hotels in August 2001 and an additional 21 hotels in April 2002.

     Corporate Operations

     Other Income

     Other income for the nine-months ended September 30, 2002 totaled $2.1 million, compared to $2.8 million for the nine-months ended September 30, 2001. Franchise fee income for the nine-months ended September 30, 2002 totaled $2.1 million, compared to $2.2 million for the nine-months ended September 30, 2001. Management fee income for the nine-months ended September 30, 2002 totaled $843,000, compared to $985,000 for the nine-months ended September 30, 2001. The decrease in franchise fee and management fee income is due to the suspension of royalty and management fee payments from the Boston Capital joint venture hotels. For the nine-months ended September 30, 2002, we recorded a loss of ($797,000) on our joint venture hotels, compared to ($369,000) for the nine-months ended September 30, 2001. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel and the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture.

     We sold 21 hotels during the nine-months ended September 30, 2002 and recognized $1.0 million of the total deferred gain on hotels sold in prior periods, unchanged from the nine-months ended September 30, 2001. We sold two hotels during the nine-months ended September 30, 2001.

     Corporate Operating Expenses

     Corporate operating expenses for the nine-months ended September 30, 2002 totaled $4.4 million, compared to $4.9 million for the nine-months ended September 30, 2001. The decrease in corporate operating expense is primarily due to lower franchise sales and service costs.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the nine-months ended September 30, 2002 totaled $572,000, compared to $530,000 for the nine-months ended September 30, 2001.

     Interest Income and Expense

     Interest income for the nine-months ended September 30, 2002 was $258,000, compared to $600,000 for the nine-months ended September 30, 2001. Interest income for the nine-months ended September 30, 2002 resulted primarily from the temporary investment of cash provided by operations and proceeds from the April 2002 sale-leaseback transaction. For the nine-months ended September 30, 2001, interest income resulted primarily from the temporary investment of cash provided by operations and proceeds from the August 2001 sale-leaseback transaction. The decrease in interest income for the nine-months ended September 30, 2002 is largely due to lower cash levels and lower investment rate yields.

     Interest expense, net of capitalized interest, for the nine-months ended September 30, 2002 was $6.1 million, compared to $13.5 million for the nine-months ended September 30, 2001. The decrease in interest expense is due to lower debt levels as a result of the April 2002 sale-leaseback transaction and lower LIBOR interest rates, partially offset by a reduction in the amount of interest capitalized to development projects as a result of not having any projects under construction during 2002.

     Sales of Hotels

     As of September 30, 2002, we had sold to and leased back from HPT 57 hotels, 21 of which were sold during the nine-months ended September 30, 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the nine-months ended September 30, 2002 and September 30, 2001. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the nine-months ended September 30, 2002 and September 30, 2001 (in thousands):

	For the nine-months
	ended September 30,

	2002	2001

Rent expense on leased hotels	$29,590	$19,468
Gain recognized into earnings	$1,044	$1,049

Liquidity and Capital Resources

     We had cash and cash equivalents of $12.9 million at September 30, 2002, compared to $23.9 million at September 30, 2001. Net cash used in operating activities totaled $4.0 million for the nine-months ended September 30, 2002, compared to $3.4 million of cash provided by operating activities for the nine-months ended September 30, 2001. For the nine-months ended September 30, 2002, we recorded a net loss from operations of $17.5 million, including an impairment loss on hotels held for sale of $8.6 million, $2.1 million of loss on the extinguishment of debt, $4.9 million of non-cash depreciation and amortization expense and $1.0 million of non-cash deferred gain income on hotels sold. Sources of cash included a $1.0 million decrease in other assets. This decrease in other assets is largely due to the refund of excess cash from the furniture, fixtures and equipment (“FF&E”) cash reserve accounts. These FF&E reserve accounts are stipulated in the lending agreements and require us to make monthly contributions equal to approximately 5.0% of total gross hotel revenues. The cash reserved is for replacement and refurbishment of hotel furniture and fixtures. The excess funds were returned to us as part of the sale-leaseback and refinancing transactions in April 2002. Uses of cash for the nine-months ended September 30, 2002 consisted primarily of a $1.5 million increase in accounts and other receivables, a $720,000 decrease in accounts payable and other accrued expenses and a $647,000 decrease in other liabilities. For the nine-months ended September 30, 2001, we recorded a net loss from operations of $319,000 including $8.8 million of non-cash depreciation and amortization expense and $1.0 million of non-cash deferred gain income on hotels sold. Uses of cash for the nine-months ended September 30, 2001 included a $2.7 million increase in other assets (primarily FF&E reserve payments), a $911,000 increase in accounts and other receivables and a $888,000 decrease in accounts payable and other accrued expenses.

     Net cash provided by investing activities for the nine-months ended September 30, 2002 totaled $131.5 million, compared to $26.3 million of net cash provided by investing activities for the nine-months ended September 30, 2001. Sources of cash for the nine-months ended September 30, 2002 consisted of $145.0 million in proceeds from sales of hotels and $10.5 million of guaranty deposit refunded to us by HPT as part of the April 2002 sale-leaseback transaction. Uses of cash for the nine-months ended September 30, 2002 consisted of $16.0 million of cash paid for security deposits related to the 21 hotels sold and leased back from HPT in April 2002 and $8.0 million of expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels. Sources of cash for the nine-months ended September 30, 2001 consisted of $28.9 million in proceeds from sales of hotels, $3.1 million of refunded guaranty deposits and $1.3 million of cash distributions from joint ventures. Uses of cash for the nine-months ended September 30, 2001 consisted of $3.8 million of cash paid for security deposits related to the sale of two hotels in August 2001 and $3.0 million of expenditures for property and equipment.

     For the nine-months ended September 30, 2002, net cash used in financing activities was $132.5 million, compared to $27.7 million of net cash used in financing activities for the nine-months ended September 30, 2001. Net cash used in financing activities during the nine-months ended September 30, 2002 consisted of $192.2 million of principal payments on notes payable, partially offset by $59.7 million of proceeds from mortgages and notes payable. The principal payments on notes payable represent payments made to pay off note balances on hotels sold in the April 2002 sale-leaseback transaction. The proceeds from mortgages and notes payable represent the proceeds from the refinancing of certain debt in 2002. For the nine-months ended September 30, 2001, net cash used in financing activities included $27.3 million of principal payments on notes payable and $6.0 million of preferred stock dividend payments, partially offset by $5.6 million of proceeds from mortgages and notes payable.

     Under the terms of the agreement with Boston Capital and Mass Mutual, since we did not have at least 10 joint venture hotels open or under construction by August 31, 2000, our joint venture partners had the right to require us to increase our capital contribution to the existing joint venture hotels. As of September 30, 2002, the additional capital contribution amount, per the agreement, was estimated at approximately $3.4 million. In June 2002, our joint venture partners notified us that we would be required to make this additional equity contribution on or before July 25, 2002. We did not make this contribution. In August 2002, our non-payment of the additional equity contribution prompted a notice of default from our joint venture partners. As a result of this default and in accordance with the joint venture agreement, the joint venture has suspended payment of franchise royalty and management fees to us pending resolution of this matter. The amount of franchise royalty and management fees suspended since the July 25, 2002 deadline are approximately $175,000 and $190,000, respectively. In addition, per the agreement, the interest rate on the joint venture debt to Boston Capital and Mass Mutual has increased from 12.0% to 21.0%. The suspension of royalty and management fees and the increased interest rate on the debt will be lifted upon the successful cure of the default. We have reached a tentative agreement with Boston Capital and Mass Mutual in regards to the amount of the additional equity contribution whereby we will contribute $1.8 million to the joint venture and Boston Capital and Mass Mutual would waive contractual rights to the $1.6 million balance. However, we cannot provide any assurance that a final agreement will be reached on these terms or at all. We believe we are otherwise in compliance with the terms of the joint venture agreement.

     As of September 30, 2002, we have guaranteed approximately $55.9 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from May 2003 to January 2008. Approximately $23.7 million of this debt is scheduled to mature in 2003. As of September 30, 2002, $5.8 million of the debt scheduled to mature in 2003 can be extended, under the terms of the existing loan agreement, for an additional year. Since this guaranteed debt relates to an entity which we do not wholly- own or control, it is not included in our consolidated financial statements.

     As of September 30, 2002, we had borrowed $58.9 million from GMAC and one other financial institution. This debt had scheduled maturity dates ranging from May 2005 to June 2011 with interest rates, which range from 7.75% to 8.30%.

     Our Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.0 million per quarter. We did not make the last four scheduled preferred stock dividend payments. We intend to assess our cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on our preferred stock. As of September 30, 2002, we had approximately $8.0 million of accumulated unpaid dividends. A failure to make future dividend payments will result in a further reduction in the conversion price of the Preferred Stock and, in the case of the Series B Preferred Stock, may result in a future adjustment to the dividend rate to 12%.

     Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of September 30, 2002, the mandatory redemption amount was approximately $115.0 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

     In the event we liquidate, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of our Common Stock. As of September 30, 2002, the Liquidation Amount was $115.0 million, including $8.0 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of September 30, 2002, one hundred seventy five percent of the stated value of the shares was $187.3 million. If we do not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

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

     The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the quarter ended September 30, 2002, approximately $461,000 was recorded as an increase to the carrying value of the preferred stock.

     The following table summarizes our contractual cash and debt obligations for the next five years as of September 30, 2002 (in thousands):

     Payments due by Period:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt	$58,944	$358	$54,815	$141	$3,630
Rent Expense for Leased Hotels	739,489	45,507	91,014	91,014	511,954
Preferred Stock Redemption	115,000	—	115,000	—	—
Joint Venture Contributions*	1,800	1,800	—	—	—

Total	$915,233	$47,665	$260,829	$91,155	$515,584

*	Amount represents the required additional equity contribution to our joint venture with Boston Capital and Mass Mutual. A tentative agreement has been reached with our joint venture partners whereby the amount of the additional equity contribution has been reduced from $3.4 million to $1.8 million.

     We believe that a combination of our cash and cash equivalents, cash from operations and borrowed funds from third-party lenders (if approved on an individual basis) will be sufficient to provide capital for operations through December 2003. However, in order to meet our long-term financing obligations, we will be required to raise additional capital in the future. We continue to consider a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to meet our financing needs. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

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

     We have Never Been Profitable. At September 30, 2002, we operated 77 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

     We May be Unable to Service our Debt and lease Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled lease payments and preferred stock dividends will depend upon our ability to generate capital in the future and increase RevPAR. We cannot predict whether current occupancy levels and room rates can be maintained or improved upon. Future occupancy and room rates may be impacted by a number of factors including:

•	the number and geographic location of new hotels;

•	the season in which new hotels open;

•	competition;

•	market acceptance of our hotels;

•	general economic conditions;

•	unexpected events, such as the World Trade Center attacks; and

•	the profitability of the businesses’ of our core customers.

     Accordingly, we cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations or make our scheduled lease and preferred stock dividend payments as they become due. For example, in August 2002, we did not make the scheduled dividend payment. This marked the fourth successive dividend payment we have not made. We also did not make a capital contribution required by the terms of our joint venture agreement with Boston Capital and Mass Mutual. We do not currently have sufficient capital to pay all of our debts if they were due today. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled lease and preferred stock dividend payments also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt, lease and preferred stock obligations could result in litigation and have a material adverse effect on our business and results of operations. We have also guaranteed approximately $55.9 million of debt on the Boston Capital joint venture properties. Maturity dates for this debt range from May 2003 to January 2008, with approximately $23.7 million of this debt scheduled to mature in 2003. See “—Liquidity and Capital Resources.”

     We May be Unable to Redeem our Preferred Stock When it Becomes Due. Pursuant to a mandatory redemption provisions in the Certificates of Designation for our Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem our Preferred Stock in September 2004. As of

September 30, 2002, the mandatory redemption amount was approximately $115.0 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock. We do not currently have sufficient capital to make the scheduled payment to redeem our Preferred Stock, and cannot provide any assurances that we will be able to obtain the financing necessary to do so.

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

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescinded FASB No. 4 requiring gains and losses from extinguishment of debt to be classified as extraordinary. During the nine-months ended September 30, 2002, we extinguished a significant portion of our debt and recorded a loss of $2.1 million. We have adopted Statement No. 145 and have classified this loss as an operating expense.

Quantitative and Qualitative Disclosure of Market Risk

     Our earnings are affected by changes in interest rates as a significant portion of our outstanding indebtedness is at variable rates based on LIBOR or Treasury notes. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance, effected by the variable rates at September 30, 2002, would change by approximately $5,900. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at September 30, 2002, would change by approximately $1,300.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. We adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of September 30, 2002, the Company had one derivative financial instrument, an interest rate cap, which was recorded at fair value of $49,000 as of September 30, 2002, with the change in fair value since the purchase date recorded in other comprehensive income in the equity section of the balance sheet.

PART II. OTHER INFORMATION
Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Exhibit Index beginning on page 33.

(b)	Reports on Form 8-K

On August 13, 2002, the Company filed Report on Form 8-K, reporting the certification of the Quarterly Report on Form 10-Q by the Company’s Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDLEWOOD HOTEL COMPANY, INC.

Date: November 14, 2002	By:	/s/ Jack P. DeBoer

Jack P. DeBoer, Chairman and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Warren D. Fix

Warren D. Fix, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Jack P. DeBoer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Candlewood Hotel Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Jack P. DeBoer Jack P. DeBoer Chairman and Chief Executive Officer

I, Warren D. Fix, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Candlewood Hotel Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Warren D. Fix Warren D. Fix Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Candlewood Hotel Company, Inc.(1)

3.2	Amended and Restated Bylaws of Candlewood Hotel Company, Inc.(11)

3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc.(5)

3.4	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock.(9)

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc.(9)

4.1	Specimen Certificate of Common Stock.(2)

4.2	Form of Warrant.(9)

4.3	Amended and Restated Stockholders Agreement dated as of July 10, 1998.(9)

10.1	Form of Indemnification Agreement for Executive Officers and Directors.(1)

10.2	Indemnification Agreement Schedule.(10)

10.3	1996 Equity Participation Plan and Form of Stock Option Agreements.(3)

10.4	First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998.(10)

10.5	Employment Agreement between Candlewood Hotel Company, Inc. and Jack P. DeBoer dated as of September 1, 1996.(1)

10.6	Credit Facility Agreement between Candlewood Hotel Company, Inc. and Doubletree Corporation dated as of November 11, 1996.(4)

10.7	Subordinated Promissory Note from Candlewood Hotel Company, Inc. to Doubletree Corporation dated as of November 11, 1996.(4)

10.8	Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997.(5)

10.9	Amended and Restated Registration Rights Agreement dated as of July 10, 1998.(9)

10.10	Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(6)

10.11	First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto.(10)

10.12	Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT.(6)

10.13	Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser.(7)

10.14	First Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II.(10)

10.15	Second Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II.(8)

10.16	Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto.(10)

10.17	Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT.(7)

10.18	Securities Purchase Agreement dated as of September 30, 1998.(9)

10.19	Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point Properties, Inc.(10)

Exhibit
No.	Description

10.20	Third Amendment to Agreement to Lease by and between Candlewood Hotel Company, Inc. and HPT.(10)

10.21	Purchase and Sale Agreement by and among Candlewood Hotel Company, Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las Vegas, NV, LLC and HPT.(12)

10.22	Purchase and Sale Agreement, dated as of April 11, 2002, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and Hospitality Properties Trust, as purchaser.(13)

10.23	Second Amended and Restated Lease Agreement, dated as of April 11, 2002, by and between HPT CW Properties Trust, as landlord, and Candlewood Leasing No. 1, Inc., as tenant.(13)

10.24	Second Amended and Restated Assignment and Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., assignor, and HPT CW Properties Trust, assignee.(13)

10.25	Fourth Amendment to Agreement to Lease, dated as of April 11, 2002, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc.(13)

10.26	Second Amended and Restated Guaranty Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and Hospitality Properties Trust.(13)

10.27	Second Amended and Restated Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., as tenant, and HPT CW Properties Trust, as secured party.(13)

10.28	Second Amended and Restated Stock Pledge Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as pledgor, for the benefit of HPT CW Properties Trust , as secured party.(13)

10.29	Form of Letter Agreement between Candlewood Hotel Company, Inc. and certain executive officers and schedule related thereto.(14)

10.30	Limited Liability Company Agreement of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, between Candlewood Ventures I, LLC and BCIA CW Member, LLC.

10.31	Guaranty of Candlewood Hotel Company, Inc., dated as of June 1, 1999, in favor of Candlewood Hotel Company Fund I, LLC.

10.32	Loan Agreement, dated as of June 1, 1999, between Candlewood Hotel Company Fund I, LLC and Boston Capital Institutional Advisors LLC.

10.33	Promissory Note of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, in favor of Boston Capital Institutional Advisors LLC.

10.34	Key Principal Recourse Agreement, dated as of June 1, 1999, by Candlewood Hotel Company, Inc. for the benefit of Boston Capital Institutional Advisors LLC.

11.1	Statement re Computation of Per Share Earnings — not applicable.

(1)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1 (Registration No. 333-12021) filed September 13, 1996.

(2)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 17, 1996.

(3)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 30, 1996.

(4)	Incorporated by reference from Candlewood Hotel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on October 8, 1997.

(6)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on January 7, 1998.

(7)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on June 9, 1998.

(8)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 6, 1998.

(9)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 10, 1998.

(10)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(12)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(13)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on April 26, 2002.

(14)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.