Form 10-K
period 2002-12-31
CANDLEWOOD HOTEL CO INC
filed 2003-03-31
CIK 1022820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-12708

CANDLEWOOD HOTEL COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1188025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8621 East 21st Street North, Suite 200, Wichita, Kansas 67206
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (316) 631-1300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

          Yes ☐  No☒

          The aggregate market value of common stock held by non-affiliates of the registrant, as of June 28, 2002, was $8,769,434 based on the closing sales price of $1.35 on such date.

          The number of shares outstanding of the registrant’s common stock, as of March 24, 2003, was 9,025,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by this reference into Part III as set forth herein.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Introduction

          Candlewood Hotel Company, Inc. owns, operates, franchises and manages high-quality, value-oriented, business-travel hotels. Our hotel properties cater to mid-market and upscale business and personal travelers seeking multiple night stays. At December 31, 2002, we had 77 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 30 franchised hotels. In addition, at December 31, 2002, franchisees had six new hotels under construction. See “Properties” below.

          Candlewood Hotel Company, Inc. was incorporated in the State of Delaware in August 1996 and our principal executive offices are located at 8621 East 21st Street North, Suite 200, Wichita, Kansas 67206, telephone (316) 631-1300. Our website address is www.candlewoodsuites.com and our periodic and current reports are available on our website, free of charge, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (“SEC”). Electronic or paper copies of our filings are also available free of charge upon request.

Our Brands

          We operate two brands in the lodging market – Candlewood Suites and Cambridge Suites. Each brand is built on the foundation of providing exceptional value to all guests and designed to appeal to different price points in the lodging market.

     Candlewood Suites

          Candlewood Suites hotels offer spacious accommodations at competitive rates that we believe are attractive to mid-market business and personal travelers. Each Candlewood Suites hotel is comprised of studios and one-bedroom suites, both of which contain business and other amenities consistent with amenities found in upscale, full-service hotels. We believe that the 350 square foot studio suites are larger than most full-service hotel rooms. Up to 25% of the rooms in a standard Candlewood Suites hotel are one-bedroom suites, which are approximately 525 square feet, and are designed to accommodate guests who desire a bedroom separated from the kitchen and office area.

          We believe that Candlewood Suites hotels offer the accommodations and amenities that are desired by guests staying an extended period of time. Each Candlewood Suites hotel is equipped with the following amenities and values, which we refer to as “Candlewood values”:

•	an exercise room;

•	a complimentary guest laundry facility;

•	a convenient dry cleaning drop, with same-day service;

•	free local calls and low-priced long distance calls;

•	the self-service “Candlewood Cupboard” featuring value-priced packaged foods and 25 cent beverages; and

•	a free “First Night Kit” complete with items such as coffee and popcorn.

In addition, each Candlewood Suites studio and one-bedroom suite offers amenities designed to accommodate the needs of the business traveler. These amenities include the following:

•	two telephones, with two incoming direct dial lines and computer connections;

•	an oversized executive desk with a quad-outlet to accommodate office equipment needs, an executive chair, a bulletin board, a guest chair and personalized remote accessible telephone mail;

•	a 25-inch television, video cassette player and compact disc player;

•	an iron and ironing board; and

•	a fully equipped kitchen, including a full-size refrigerator, full-size microwave oven, dishwasher, two burner stovetop, coffee maker, toaster and a complete set of utensils and cookware.

     Cambridge Suites

          Cambridge Suites hotels offer spacious accommodations at competitive rates that we believe are attractive to upscale-market business and personal travelers. Building on our value positioning, Cambridge Suites offers the upscale business traveler exceptional amenities and comfort at competitive rates. Each Cambridge Suites hotel offers the following amenities:

•	Candlewood values;

•	a recreational facility (such as a swimming pool or fitness center) or access to one;

•	a full kitchen in every suite;

•	a complimentary “cooked to order” breakfast; and

•	a hospitality area for breakfast and socializing.

The Lodging Industry

          We operate in the extended-stay segment of the U.S. lodging industry. Extended-stay hotels are generally characterized as hotels, which accept reservations, do not require a lease and provide a fully equipped kitchenette in each guestroom. An extended-stay is defined as a stay of seven consecutive nights or longer. We believe that the extended-stay market can be divided into four general sectors:

•	the upscale sector;

•	the mid-priced sector;

•	the economy sector; and

•	the budget sector.

          We operate largely in the mid-priced and upscale sectors of the extended-stay market. We believe that hotels in the mid-priced sector, including our Candlewood Suites hotel brand, generally operate at average daily rates exceeding $45, but less than $90. Our Cambridge Suites brand operates in the upscale extended-stay sector, which we believe consists of hotels that operate with average daily rates exceeding $90. We believe that the high quality of Candlewood hotels, relative to their daily rate, attract certain guests who otherwise would stay at traditional hotels, including business travelers, professionals on temporary work assignment, consultants and government employees.

Hotel Operations

          Our focused approach to customer service enables each Candlewood hotel to employ generally only 10 to 12 employees, which helps minimize operating costs. Our hotel staff generally consists of one on-site general manager, one director of sales, one operations manager and seven to nine front desk, housekeeping and maintenance personnel. The on-site general manager at each hotel is responsible for adhering to Candlewood’s quality control standards and procedures, which govern management, operations, maintenance, regulatory compliance, reporting and marketing. Each hotel is measured against guest service standards and a detailed revenue and expense budget, as well as against the performance of our other hotels. Key on-site personnel participate in an incentive program based on hotel revenues, market share performance and expense management. Our quality assurance division conducts periodic inspections of each hotel to ensure compliance with Candlewood’s quality control standards. Personnel at our corporate headquarters provide each hotel with certain management services, such as accounting and payroll services, which allow our on-site hotel general managers to focus on providing guest services and result in economies of scale. We have recently upgraded our IT systems and now have technology that can be scaled to accommodate in excess of 400 hotels.

          Each Candlewood hotel on-site general manager and director of sales are required to complete classroom courses, which we administer through Candlewood University, our in house training program. In addition, our general managers and directors of sales are required to undergo on-the-job training which is tailored to teach them our marketing and operational systems, how to maximize operating efficiencies and how to attract extended-stay guests. In addition, dedicated pre-opening teams (consisting of our experienced general managers and directors of sales) deliver on-site training to new employees to ensure that a guest’s experience at a newly opened Candlewood hotel is consistent with the standards set by existing properties. Customer service is further enhanced through the presence of an experienced team of operations area coaches. The primary role of the area coach is to provide direction, training and mentoring support to staff at individual hotels.

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

          To provide additional marketing and sales support, we have an experienced team of strategic sales directors. Each sales director oversees between six to thirteen hotels and provides direction and training to the hotel director of sales and general manager on customer leads, repeat business and pricing strategies.

          We have established a toll free telephone number, 1-888-226-3539 (1-888-CANDLEWOOD), to enable our guests to make reservations at any of our hotels. Our reservation system enables travel agents throughout the world to book rooms and allows us to more effectively manage our hotels’ inventory and access current information on productivity and guest arrivals in real-time.

          Our guests can access information concerning our company and hotels on our website, “candlewoodsuites.com.” For example, our guests can do the following on our web site:

•	book a room;

•	find a map and directions to our hotels;

•	find our current stock price; and

•	explore employment opportunities.

We also use wholesale websites to sell excess inventory.

Franchising Operations

          We have established a national franchising program. Candlewood Suites franchise efforts are focused on new construction whereas Cambridge Suites by Candlewood targets conversion of existing upscale suite hotels. At December 31, 2002, we had 27 Candlewood Suites franchise hotels open, six hotels under construction and 20 executed franchise agreements for hotels not yet under construction. The Cambridge Suites brand was introduced by Candlewood in 2000 and as of December 31, 2002, we had three franchise hotels open and two executed franchise agreements for hotels not yet under construction. See “Properties” below.

          Each franchise agreement provides for the payment of an application fee and two types of ongoing fees - a royalty fee and a marketing fee. The franchise application fee is paid upon execution of the franchise agreement and varies based upon the brand and size of the hotel. The royalty and marketing fees are based upon a percentage of the franchisee’s gross room revenues. The royalty fee is four to five percent of gross room revenues, depending upon hotel age, and is intended to cover our operating expenses, such as costs incurred in providing quality assurance, administrative support and other franchise services, and to provide us with operating profits. The marketing fee is used to pay for the costs of developing and preparing advertising and direct sales materials, national advertising and certain promotional programs.

          We make the services and expertise of our franchising, facilities management, marketing and sales and operations divisions available to our franchisees in order to ensure high quality facilities and customer service. Additional fees may be charged for facilities management, marketing and other services provided to the franchisees, which are not within the scope of the franchise agreement. Our facilities management division advises on the construction and development of franchised hotels. In addition, after commencing operations, all franchised Candlewood hotels are subject to periodic inspection to ensure that they are in compliance with our quality control program and maintenance and updating standards. Franchise agreements for newly developed Candlewood Suites and Cambridge Suites hotels have a 20-year term. For converted Cambridge Suites hotels, the franchise agreement term is 10 years. Our franchise agreements provide for a variety of conditions in regards to the franchisees’ obligations to build the hotels and, accordingly, these hotels may never be constructed or opened.

Hotel Joint Ventures

          As of December 31, 2002, we had nine joint venture hotels that we had developed with third parties. Eight joint venture hotels were developed under an agreement with Boston Capital and Mass Mutual. The remaining joint venture hotel is located on the campus of Michigan State University in East Lansing, Michigan. All of the joint venture hotels are Candlewood Suites franchise hotels, which we operate under separate management agreements. As a result, we receive royalty fees, management fees, and equity income (where there are distributable funds) from these hotels. These hotels are classified as joint venture hotels in our property table. See “Properties” below.

Hotel Management

          In addition to our company-operated hotels, we manage hotels owned by third parties. As of December 31, 2002, we managed two such properties; one Cambridge Suites hotel and one non-Candlewood brand hotel, the Hotel at Old Town, both located in Wichita, Kansas. See “Properties” below. Jack DeBoer, our Chairman and Chief Executive Officer, has an ownership interest in each of these hotels. See “Certain Transactions” in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

          Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. Under the management contracts, we manage, operate and supervise all aspects of the hotel’s operations. The owner of the hotel property is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses and salaries of all hotel employees. Each contract is generally for a term of up to five years with certain renewal rights. Either party, in the event of an uncured default, may terminate the management contract. Certain other termination provisions may also be included in the contract.

          We anticipate that some franchisees may want to utilize our experience and expertise to manage their hotels and believe that our management of such hotels helps to maximize the consistency of the Candlewood hotel system. As of December 31, 2002, we had two franchise hotels that we operate for the respective franchisees under separate management agreements. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof.

Lease of Hotels

          In order to provide funds for our operating needs and development activities, we completed four separate sale-leaseback transactions with Hospitality Properties Trust, a Maryland real estate investment trust (“HPT”). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in April 2002.

          In April 2002, we sold 21 hotels for $145 million. We used the majority of these proceeds to repay debt of $130.4 million.

          As of December 31, 2002, we had sold 57 hotels to HPT for an aggregate purchase price of $434.8 million. See “Properties” below. Each of the hotels sold is leased back to Candlewood pursuant to an operating lease, which expires in December 2018. The lease provides for two types of rent: base rent, which is a fixed amount, and contingent rent, which is equal to 10% of the increase in gross hotel sales over the amount generated in each hotel’s second year of operation. As of December 31, 2002, the annual base rent for the 57 leased hotels was approximately $45.5 million. In addition, the lease requires that 5.0% of gross revenues be set aside in the form of a furniture, fixtures and equipment (“FF&E”) reserve. The FF&E reserve is for replacement and refurbishment of hotel furniture and fixtures.

          The lease also requires us to guarantee the payment of rent for the duration of the lease, and, as guarantor, to maintain a minimum net worth, as defined, of at least $75 million. At December 31, 2002, our net worth as defined in the guarantee agreement was $68.3 million. Although there has been no payment default under the lease, this breach of the guarantee agreement gives HPT the right to start proceedings that would result in the cancellation of the lease, which would result in us losing our rights as a tenant of the hotels. In addition, we would remain obligated to HPT for payment of any potential shortfalls in net rental proceeds incurred by HPT from releasing the hotels to another hotel operator. HPT has agreed to take no action prior to January 1, 2004 with respect to the breach of this provision of the guaranty, provided that we maintain a minimum net worth of at least $60 million throughout the 2003 calendar year.

Hotel Development

          Our facilities management division is responsible for the oversight and coordination of the construction and ongoing maintenance of hotels developed by Candlewood. Most of our hotels are designed and constructed according to uniform plans and specifications. We believe that our coordination of the construction of our hotels and our use of a comprehensive design manual has lowered costs and resulted in consistent quality and appearance. We have made design variations, including changes in the number of studio suites, double-doubles (two double beds) and one-bedroom suites, based on market demographics and site restrictions, among other factors. As of December 31, 2002, existing Candlewood Suites hotels ranged in size from 59 to 276 rooms.

          As of December 31, 2002, we did not have any company-operated hotels under construction nor had we entered into any contracts for the purchase of any hotel sites. We do not currently expect to develop hotels for ourselves in 2003.

          In March 2002, we purchased the San Antonio, Texas franchise hotel from an unaffiliated third party for the outstanding debt balance of $4.7 million. As of December 31, 2002, we did not have any hotel acquisitions pending and do not currently expect to acquire any hotels in 2003.

Properties

          We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed or acquired and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following tables set forth information by brand as of December 31, 2002 with respect to these properties, all of which are Candlewood Suites unless otherwise noted as Cambridge Suites:

Existing hotels as of December 31, 2002:

Company-owned:

		Number
Location	Date Opened	of Rooms

Kansas City – Overland Park, Kansas	October, 1997	122
Charlotte, North Carolina – Coliseum	November, 1997	81
Dallas / Ft. Worth - Fossil Creek	March, 1998	98
Raleigh, North Carolina – Cary	April, 1998	81
Detroit – Auburn Hills, Michigan	May, 1998	110
Detroit – Troy, Michigan	June, 1998	118
Dallas / Ft. Worth – Plano	October, 1998	122
San Antonio, Texas	December, 1998	110
Greensboro, North Carolina	December, 1998	122
Chicago – Hoffman Estates, Illinois	April, 1999	122
Jersey City, New Jersey	April, 2001	214

		1,300

Leased:

		Number
Location	Opening Date	of Rooms

Wichita, Kansas – Northeast	May, 1996	107
Denver, Colorado - Tech Center	February, 1997	131
Omaha, Nebraska	January, 1997	130
Cincinnati – Blue Ash, Ohio	May, 1997	78
Louisville, Kentucky - Jeffersontown	May, 1997	78
Birmingham, Alabama	September, 1997	98
Hampton, Virginia	September, 1997	98
Orange County, California – Irvine East	October, 1997	122
Philadelphia, Pennsylvania – Willow Grove	October, 1997	110
Wichita, Kansas – Airport	November, 1997	81
Houston, Texas - Clear Lake	November, 1997	122
Salt Lake City, Utah - Ft. Union	November, 1997	98
Phoenix, Arizona	December, 1997	98
Knoxville, Tennessee	December, 1997	98
Salt Lake City, Utah - Airport	November, 1997	122
Jacksonville, Florida	December, 1997	111
Huntsville, Alabama	December, 1997	123
Detroit – Southfield, Michigan	December, 1997	121
Houston, Texas – Galleria	December, 1997	122
Phoenix, Arizona – Tempe	March, 1998	122
Houston, Texas – Town & Country	April, 1998	122
Detroit – Warren, Michigan	April, 1998	122
Pittsburgh, Pennsylvania – Airport	April, 1998	123
Des Moines, Iowa	May, 1998	98
Chicago – Libertyville, Illinois	June, 1998	122
Dallas / Ft. Worth – Las Colinas	June, 1998	117
Austin, Texas – Northwest	June, 1998	125

		Number
Location	Opening Date	of Rooms

Charlotte, North Carolina – University	July, 1998	122
Dallas / Ft. Worth – Arlington, Texas	August, 1998	125
Orange County, California - Anaheim South	August, 1998	133
Orange County, California – Irvine Spectrum	September, 1998	122
Albuquerque, New Mexico	September, 1998	123
Nashville – Brentwood, Tennessee	October, 1998	122
Houston, Texas – Westchase	October, 1998	123
Somerset, New Jersey	October, 1998	110
Dallas / Ft. Worth – Galleria	October, 1998	134
Orlando – Altamonte Springs, Florida	November, 1998	122
Minneapolis St. Paul, Minnesota - Airport	November, 1998	134
Denver, Colorado – Lakewood	November, 1998	122
Boston – Braintree, Massachusetts	November, 1998	133
Ann Arbor, Michigan	November, 1998	122
Chicago – Waukegan, Illinois	December, 1998	123
Austin, Texas – South	December, 1998	122
Baltimore, Maryland - Airport	December, 1998	125
Clearwater – St. Petersburg, Florida	December, 1998	104
Dallas / Ft. Worth – North / Richardson	January, 1999	122
Chicago – Schaumburg, Illinois	February, 1999	122
Chicago – Warrenville, Illinois	February, 1999	122
Atlanta, Georgia – Gwinnett Place	February, 1999	122
St. Louis, Missouri	March, 1999	122
Cleveland – North Olmstead, Ohio	April, 1999	125
Columbus, Ohio – Airport	May, 1999	123
Oklahoma City, Oklahoma	June, 1999	122
Philadelphia – Mt. Laurel, New Jersey	June, 1999	123
Miami, Florida – Airport West	August, 1999	129
Chicago - O’Hare	November, 1999	160
Las Vegas, Nevada	February, 2000	276

		6,888

Managed:

		Number
Location	Inception Date	of Rooms

Wichita, Kansas – Cambridge Suites	April, 1997	88
Wichita, Kansas – Hotel at Old Town	March, 1999	115

		203

Joint Venture:

		Number
Location	Opening Date	of Rooms

San Jose, California – Silicon Valley	April, 2000	122
Morris Plains, New Jersey	June, 2000	122
Detroit - Farmington Hills, Michigan	June, 2000	125
Chicago – Wheeling, Illinois	June, 2000	143
Hartford – Meriden, Connecticut	June, 2000	124
Boston – Burlington, Massachusetts	November, 2000	149
Orange County, California - Santa Ana	February, 2001	122
East Lansing, Michigan – Michigan State	March, 2001	128
Clarkstown – Nanuet, New York	May, 2001	124

		1,159

Franchised:

		Number
Location	Opening Date	of Rooms

Hillsboro, Oregon - Portland	June, 1997	126
San Francisco - Pleasanton, California	August, 1997	126
Rockford, Illinois *	November, 1997	67
Sacramento, California	March, 1998	126
Dallas / Ft. Worth – Dallas Market Center	March, 1998	150
Syracuse, New York	August, 1998	92
Bellevue, Washington – Seattle	September, 1998	126
Milpitas, California	November, 1998	126
Salina, Kansas	February, 1999	69
Richmond, Virginia – West	October, 1999	122
Louisville, Kentucky – Airport	April, 2000	100
Durham, North Carolina	July, 2000	122
Green Bay, Wisconsin	July, 2000	86
Richmond, Virginia – South	September, 2000	104
Washington DC – Dulles-Herndon	October, 2000	133
Fairfax, Virginia – Washington DC	November, 2000	122
Topeka, Kansas	January, 2001	78
Raleigh, North Carolina – Crabtree	February, 2001	122
Charlotte, North Carolina – Huntersville	May, 2001	75
Emporia, Kansas	May, 2001	60
Wichita, Kansas (Cambridge Suites)	July, 2001	82
Indianapolis, Indiana	August, 2001	125
Hopewell / Petersburg, Virginia	September, 2001	60
Brunswick, Georgia (Cambridge Suites)	September, 2001	44
Rogers, Arkansas	September, 2001	78
Colorado Springs, Colorado – North	November, 2001	122

		Number
Location	Opening Date	of Rooms

Round Rock, Texas	January, 2002	100
Columbia, Missouri	April, 2002	81
Tulsa, Oklahoma (Cambridge Suites)	May, 2002	135
Newport News (Yorktown), Virginia **	October, 2002	59

		3,018

*	Represents a franchise, joint venture and managed hotel as of December 31, 2002.

**	Represents a franchise and managed hotel as of December 31, 2002.

Hotels under construction as of December 31, 2002:

Franchised:

	Projected	Number
Location	Opening Date	of Rooms

Lake Mary, Florida	March, 2003	122
Appleton, Wisconsin	April, 2003	80
Tyler, Texas	May, 2003	66
Wilkes-Barre, Pennsylvania	June, 2003	78
Anaheim, California	September, 2003	128
Plymouth, Minnesota	January, 2004	89

		563

          In addition to the properties described above, we also maintain our corporate headquarters in Wichita, Kansas, at 8621 East 21st Street North, Suite 200. We lease this office space under a five-year lease expiring in February 2004, exclusive of four five-year renewal options. We anticipate that our office space will be adequate for the foreseeable future.

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

          Under the Americans with Disabilities Act (“ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although we have attempted to satisfy ADA requirements in the designs of our facilities, no assurance can be given that a material ADA claim will not be asserted against us. Such a claim could result in a judicial order requiring compliance and the expenditure of substantial sums to achieve compliance, an imposition of fines, or an award of damages to private litigants. These and other initiatives could adversely affect us as well as the lodging industry in general.

Environmental Matters

          Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations. In addition, in the event any future legislation is adopted, we may, from time to time, be required to make significant capital and operating expenditures in response to such legislation. We attempt to minimize our exposure to potential environmental liability through our site selection procedures. Accordingly, we typically enter into contracts to purchase real estate subject to certain contingencies. In addition, prior to purchasing a property, we generally conduct a Phase I environmental assessment, which generally includes a physical inspection and database search, but not soil or groundwater analyses.

          Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials (“ACMs”) into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. In connection with the ownership or operation of hotels, we may be potentially liable for any such costs. Although we are currently not aware of any material environmental claims pending or threatened against us or any of our managed or franchised hotels, no assurance can be given that a material environmental claim will not be asserted against us or against us and our managed or franchised hotels. The cost of defending against claims of liability or of remediating a contaminated property could have a material adverse effect on our results of operations.

Insurance

          We currently have the types and amounts of insurance coverage that we consider appropriate for a company of our size in our business. While we believe that our insurance coverage is adequate, if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside of the scope of our insurance coverage, our business, results of operations, and financial condition could be materially and adversely affected. Specifically, there are certain types of hotel-related losses, generally of a catastrophic nature, such as earthquakes and floods that may be uninsurable or not economically insurable. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on Candlewood hotels at a reasonable cost and on suitable terms. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it unfeasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to such hotel. In addition, property and casualty insurance rates have and may continue to increase depending on claims experience, insurance market conditions and the replacement value of our hotels. Mr. DeBoer is affiliated with an insurance broker we utilize. See “Certain Transactions” in our Proxy Statement for our 2003 Annual Meeting of Stockholders and Note 10 to the Consolidated Financial Statements.

Employees

          As of December 31, 2002, Candlewood and its subsidiaries employed on a full or part-time basis 1,295 persons, 1,190 of whom were employed at our hotels and 105 of whom were employed at our corporate headquarters. Our employees are not subject to any collective bargaining agreements, and our management believes that its relationship with our employees is good.

ITEM 3. LEGAL PROCEEDINGS

          We are and from time to time have been party to commercial litigation relating to our business. We believe that none of these matters is material individually or in the aggregate and intend to defend ourselves vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Candlewood’s initial public offering of common stock was made on November 5, 1996. The common stock trades on the Over The Counter Bulletin Board under the symbol “CNDL”. The following table sets forth the high and low sales prices per share, as reported by Nasdaq, during the periods indicated:

2002	High	Low

Fourth Quarter	$0.78	$0.42
Third Quarter	1.35	0.68
Second Quarter	2.45	0.75
First Quarter	2.29	1.45

2001	High	Low

Fourth Quarter	$2.00	$1.10
Third Quarter	2.30	1.21
Second Quarter	2.99	2.00
First Quarter	3.50	2.50

          The closing sales price of our common stock on March 24, 2003 was $0.65. The approximate number of beneficial stockholders on March 24, 2003 was 1,246. The approximate number of stockholders of record on March 24, 2003 was 157.

          We have not paid dividends on our Common Stock. The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% of the stated value of the shares ($1,000 per share), and are in preference to any dividend on our Common Stock. We have not made the last six scheduled preferred stock dividend payments (including the February 2003 payment) and have approximately $12.6 million in preferred stock dividends in arrears. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

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

ITEM 6. SELECTED FINANCIAL DATA
                (In thousands, except share and per share data)

          The selected consolidated financial data set forth below has been derived from our audited consolidated financial statements and the notes thereto. The selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	1999	1998

Statement of Operations Data:
Hotel operations revenues	$123,626	$127,092	$127,771	$105,467	$47,278
Franchise and management fee income	4,456	4,126	3,282	1,550	776
(Loss) Income from joint ventures	(6,290)	(1,095)	176	(91)	(104)
Hotel operating expenses	79,791	74,451	67,993	60,217	28,266
Rent expense on leased hotels	41,008	26,523	25,056	24,821	12,365
Corporate operating expenses	5,978	7,162	6,392	5,431	3,906
Abandoned site costs	—	—	—	2,043	3,799
Depreciation and amortization	6,123	11,641	10,578	8,412	3,565
Interest income	339	761	1,150	1,034	1,166
Interest expense	(7,285)	(17,081)	(18,577)	(10,053)	(214)
Income (loss) before preferred dividends and cumulative effect of a change in accounting principle	(27,323)	(5,138)	5,687	(2,791)	(2,480)
Cumulative effect of a change in accounting principle	—	—	—	—	(3,857)
Net loss available to common stockholders	(35,724)	(13,163)	(2,338)	(10,816)	(12,625)
Net loss per share	(3.96)	(1.46)	(0.26)	(1.20)	(1.40)
Weighted average shares outstanding	9,025,000	9,025,000	9,025,000	9,025,000	9,025,000

	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents (including restricted cash)	$9,270	$17,966	$21,834	$18,624	$23,155
Total assets	168,337	321,338	359,309	341,277	293,358
Accounts payable and other accrued expenses	15,083	16,364	21,686	22,874	40,277
Mortgages and notes payable	58,932	191,456	214,575	190,545	114,742
Redeemable preferred stock	113,762	103,538	100,689	100,689	100,737
Stockholders’ equity	(45,470)	(7,783)	6,228	8,566	19,382

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

General

          Candlewood operates, franchises, owns and manages Candlewood Suites and Cambridge Suites hotels to serve extended-stay business and personal travelers. At December 31, 2002, we had a total of 77 company-operated hotels (which is comprised of owned, leased and joint venture hotels), two managed hotels and 30 franchise hotels located in 34 states. In addition, at December 31, 2002, we had six franchise hotels under construction and 22 franchise agreements for hotels not yet under construction, which are subject to a variety of conditions.

          We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed or acquired and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party, but do not lease or own. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following tables set forth our property portfolio and hotel development, respectively, at December 31, 2002 and December 31, 2001:

	Number of Hotels			Number of Rooms
	December 31,			December 31,
			Increase /			Increase /
	2002	2001	(Decrease)	2002	2001	(Decrease)

Owned	11	31	(20)	1,300	3,783	(2,483)
Leased	57	36	21	6,888	4,294	2,594
Managed	2	2	—	203	191	12
Joint Venture	9	9	—	1,159	1,159	—
Franchised	30	27	3	3,018	2,759	259

Total	109	105	4	12,568	12,186	382

          At December 31, 2002, we managed two hotels, which are independently owned by our Chief Executive Officer, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. These revenues are included in other income in our consolidated statements of operations. In the management of these hotels, we have in the past advanced funds and paid expenses on behalf of the hotels. We are not currently advancing any funds to these hotels and do not intend to do so in the future.

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

          We have sold and leased back 57 hotels to Hospitality Properties Trust, a Maryland real estate investment trust (“HPT”). We operate the hotels, as lessee, pursuant to a lease that expires in 2018. Our results from operations reflect these transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. Since these hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sales of the hotels is recorded net of the deferred gain on sale. The gain is deferred and recognized into earnings over the remaining lease term. See Note 12 to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

          Impairment of Long-Lived Assets

          We periodically evaluate our long-lived assets, including our investments in real estate for impairment indicators in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

          Sale / Leaseback of Hotels

          We have accounted for our sale-leaseback of hotels in accordance with SFAS No. 28, “Accounting for Sales with Leasebacks” and SFAS No. 98, “Accounting for Leases.” Management is required to make estimates and judgments to determine if the resulting lease agreement for the leaseback of hotels qualifies for classification as an operating lease under SFAS No. 28 and SFAS No. 98.

          Depreciation of Investment in Hotels

          We depreciate our investment in hotels over a 40-year useful life, which is a judgmental determination.

          Fair Value of Financial Instruments

          The valuation of financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

          Hotel Operations

          Hotel Operations Revenue

          Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $123.6 million for the year ended December 31, 2002, compared to $127.1 million for the year ended December 31, 2001. The decrease in revenue is a result of reduced average daily room rates, primarily attributable to pricing competition caused by the slowdown in the economy and a reduction in business travel, partially offset by the addition of one hotel purchased in March 2002. The following table sets forth the operating statistics for all our corporate hotels for the years ended December 31, 2002 and December 31, 2001:

	For the Year Ended December 31,

	2002	2001	Change

Occupancy	74.4%	73.5%	0.9%
Average Daily Rate	$53.96	$57.32	$(3.36)
Revenue per available room	$40.17	$42.14	$(1.97)

          Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 74.4% for corporate hotels for the year ended December 31, 2002, compared to 73.5% for the year ended December 31, 2001. Our focus in 2002 was to improve or maintain occupancy at our hotels by marketing to long-term extended-stay guests, particularly those staying seven or more nights, which generally are at a lower rate. Occupancy rates for the year ended December 31, 2001 were negatively impacted by the slowdown in the economy and to a lesser extent the attacks on the World Trade Center.

          The average daily room rate for corporate hotels for the year ended December 31, 2002 was $53.96, compared to $57.32 for the year ended December 31, 2001, a decrease of 5.9%. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. The decrease in the average daily rate for the year ended December 31, 2002 is primarily a result of our commitment to improve or maintain occupancy at our hotels by targeting long-term extended-stay business, which is charged at a lower daily rate, and adjusting rates in today’s competitive environment. Other factors that influence average daily rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy to produce optimal revenue.

          Revenue per available room (“RevPAR”), calculated as the average occupancy rate multiplied by the average daily rate, was $40.17 for the year ended December 31, 2002, compared to $42.14 for the year ended December 31, 2001, a 4.7% decrease. This decrease was primarily due to the lower average daily rate we experienced in 2002 compared to 2001.

          Hotel Operating Expenses

          Hotel operating expenses for the year ended December 31, 2002 totaled $79.8 million, compared to $74.5 million for the year ended December 31, 2001. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is largely due to increased wages, media advertising, sales and promotional costs, operating costs for one additional hotel acquired in March 2002 and higher maintenance and insurance costs.

          Rent Expense on Leased Hotels

          Rent expense on the 57 leased hotels for the year ended December 31, 2002 was $41.0 million, compared to $26.5 million for the year ended December 31, 2001. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is due to an increase in base rent as a result of the sale and leaseback of 21 additional hotels in April 2002.

          Hotel Opening Costs

          Opening costs are costs incurred prior to the opening of a hotel and include costs related to the hiring and training of hotel personnel, such as travel, compensation and relocation costs. There were no opening costs for the year ended December 31, 2002, as we had no hotel openings or projects under construction during the period. We do not anticipate having any hotel opening costs in 2003.

          Hotel Depreciation and Amortization

          Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment, loan fees and closing costs) for the year ended December 31, 2002 totaled $5.4 million, compared to $10.9 million for the year ended December 31, 2001. The decrease in depreciation and amortization expense is the result of the sale and leaseback of 21 hotels in April 2002. We do not record depreciation and amortization expense for properties that have been sold and leased back.

          Corporate Operations

          Other Income

          Franchise and management fee income consists primarily of royalty fees (revenue-based fees received over the life of a franchise agreement), franchise application fees (a one-time fee received upon execution of a franchise agreement) and management fees. For the year ended December 31, 2002, franchise and management fee income totaled $4.5 million, compared to $4.1 million for the year ended December 31, 2001. The increase in franchise and management fee income is due to higher franchise royalty and management fee income as a result of the increased number of franchise and managed hotels open at December 31, 2002, the full year impact of franchise and managed hotels opened in 2001 and the ramp-up of royalty fees from 4.0% to 5.0% for franchise hotels open greater than two years, partially offset by a reduction in franchise application revenue as a result of executing fewer new franchise agreements in 2002. For the year ended December 31, 2002, we executed a combined total for both brands of 9 new franchise agreements compared to 11 franchise agreements for the year ended December 31, 2001.

          (Loss) income from joint ventures represents our share of the net profits of unconsolidated joint venture hotels. For the year ended December 31, 2002, we recorded a loss of ($6.3 million) on our joint venture hotels, compared to ($1.1 million) for the year ended December 31, 2001. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel, an impairment loss on one of the joint venture hotels, and the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference is primarily comprised of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture. We anticipate other income to continue to decline in the year ended December 31, 2003 as a result of our agreement with Boston Capital, pursuant to which we agreed to bear all losses from the operation of the Chicago, Illinois – Wheeling hotel beginning July 26, 2002.

          We sold 21 hotels during the year ended December 31, 2002 and recognized $1.5 million of the total deferred gain on hotels sold. We sold two hotels during the year ended December 31, 2001 and recognized $1.3 million of the total deferred gain on hotels sold.

          Corporate Operating Expenses

          Corporate operating expenses for the year ended December 31, 2002 totaled $6.0 million, compared to $7.2 million for the year ended December 31, 2001, and included all expenses not directly related to the development or operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The decrease in corporate operating expense is primarily due to lower franchise sales and service costs and other general corporate expenses.

          Corporate Depreciation and Amortization

          Depreciation and amortization applicable to corporate operations for the year ended December 31, 2002 totaled $766,000, compared to $745,000 for the year ended December 31, 2001. Depreciation and amortization reflects depreciation and amortization of intangible assets (e.g. patents, trademarks), leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment.

          Interest Income and Expense

          Interest income for the year ended December 31, 2002 was $339,000, compared to $761,000 for the year ended December 31, 2001. Interest income for the year ended December 31, 2002 resulted primarily from the temporary investment of cash provided by operations and proceeds from the April 2002 sale-leaseback transaction of 21 hotels. For the year ended December 31, 2001, interest income resulted primarily from the temporary investment of cash provided by operations and proceeds from the August 2001 sale-leaseback transaction of two hotels. The decrease in interest income for the year ended December 31, 2002 is largely due to lower cash levels and lower investment rate yields.

          Interest expense, net of capitalized interest, for the year ended December 31, 2002 was $7.3 million, compared to $17.1 million for the year ended December 31, 2001. The decrease in interest expense is due to lower debt levels as a result of the repayment of certain obligations with the proceeds from the April 2002 sale-leaseback transaction and lower LIBOR interest rates, partially offset by a reduction in the amount of interest capitalized to development projects as a result of not having any projects under construction during 2002.

          Sales of Hotels

          As of December 31, 2002, we had sold to and leased back from HPT 57 hotels, 21 of which were sold during the year ended December 31, 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the years ended December 31, 2002 and December 31, 2001. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the years ended December 31, 2002 and December 31, 2001 (in thousands):

	For the year ended
	December 31,

	2002	2001

Rent expense on leased hotels	41,008	26,523
Gain recognized into earnings	1,450	1,280

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

          Hotel Operations

          Hotel Operations Revenues

          For the year ended December 31, 2001, hotel operations revenue totaled $127.1 million, compared to $127.8 million for the year ended December 31, 2000. Occupancy rates were lower in 2001 as a result of the slowdown in the economy and a reduction in business travel. The decrease in revenue was partially offset by the impact of the opening of the Jersey City, New Jersey hotel in April 2001. The following table sets forth the operating statistics for all our corporate hotels for the years ended December 31, 2001 and December 31, 2000:

	For the Year Ended December 31,

	2001	2000	Change

Occupancy	73.5%	76.0%	(2.5%)
Average Daily Rate	$57.32	$56.98	$0.34
Revenue per available room	$42.14	$43.29	$(1.15)

          The average occupancy rate for corporate hotels for the year ended December 31, 2001 was 73.5%, compared to 76.0% for the year ended December 31, 2000. We believe the decline in occupancy experienced in 2001 was consistent with the overall lodging industry and the result of a slower U.S. economy and to a lesser extent the impact of the World Trade Center attacks on business travel. Overall, the decrease in occupancy was experienced in both short and long-term stays, but was particularly prevalent in our short-term stays, which we consider to be six nights or less.

          The average daily room rate for corporate hotels for the year ended December 31, 2001 was $57.32, compared to $56.98 for the year ended December 31, 2000. The increase in average daily rate in 2001 was largely due to the opening of the Jersey City, New Jersey hotel, which has a significantly higher room rate than other corporate hotels. This was partially offset by a reduction in the number of short-term stays, which are charged at a higher daily rate. RevPAR was $42.14 for the year ended December 31, 2001, compared to $43.29 for the year ended December 31, 2000, a 2.7% decrease. This decrease in RevPAR was due to the lower average occupancy rate in 2001.

          Hotel Operating Expenses

          Hotel operating expenses for the year ended December 31, 2001 totaled $74.5 million, compared to $68.0 million for the year ended December 31, 2000. The increase in hotel operating expenses was largely due to increased wages, promotional costs associated with sales promotions and operating costs for the Jersey City, New Jersey hotel, which opened in April 2001. Other items contributing to the increase in hotel operating expenses included higher maintenance and utility costs and costs related to the restructuring of our operations field administration team.

          Rent Expense on Leased Hotels

          Rent expenses on the 36 leased hotels for the year ended December 31, 2001 was $26.5 million, compared to $25.1 million for the year ended December 31, 2000. The increase in rent expense was due to the sale and leaseback of two additional hotels in 2001.

          Hotel Opening Costs

          Opening costs for the year ended December 31, 2001 totaled $230,000 compared to $279,000 for the year ended December 31, 2000.

          Hotel Depreciation and Amortization

          Depreciation and amortization expense attributable to hotel operations for the year ended December 31, 2001 totaled $10.9 million, compared to $9.8 million for the year ended December 31, 2000. The increase in depreciation and amortization expense in 2001, compared to 2000, was a result of the opening of the Jersey City, New Jersey hotel in April 2001. This hotel is in a higher priced, primary market where building costs are higher. In addition, leasehold improvement depreciation expense was higher due to increased capital expenditures at our leased hotels, and software amortization expense increased as a result of the full year depreciation of the field property management system purchased in 2000.

          Corporate Operations

          Other Income

          Franchise and management fee income for the year ended December 31, 2001 totaled $4.1 million, compared to $3.3 million for the year ended December 31, 2000. The increase in franchise and management fee income is due to higher franchise royalty and management fee income as a result of the increased number of franchise and managed hotels open at December 31, 2001, the full year impact of franchise and managed hotels opened in 2000 and the ramp-up of royalty fees from 4.0% to 5.0% for franchise hotels open greater than two years, partially offset by a reduction in franchise application revenue as a result of executing fewer new franchise agreements in 2001. For the year ended December 31, 2001, we executed a combined total for both brands of 11 new franchise agreements compared to 24 franchise agreements for the year ended December 31, 2000.

          (Loss) income from joint ventures for the year ended December 31, 2001 totaled a loss of ($1.1 million), compared to $176,000 of income for the year ended December 31, 2000. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel and the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference is primarily comprised of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture.

          We sold two hotels during the year ended December 31, 2001 and recognized $1.3 million of the total deferred gain on hotels sold. We did not sell any hotels during the year ended December 31, 2000, and recognized $2.2 million of the deferred gain on hotels sold.

          Corporate Operating Expenses

          Corporate operating expenses for the year ended December 31, 2001 totaled $7.2 million, compared to $6.4 million for the year ended December 31, 2000. The increase in 2001 was primarily due to increased salaries and wages, a change in the capitalization of internal hotel development costs, and the accounting treatment afforded certain internal personnel costs related to the development and installation of the new field property management system in 2000. Beginning in June 2001, in response to our limited amount of hotel development activity, we ceased capitalization of internal real estate development costs. As for the field property management system, pursuant to accounting Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain specific internal personnel costs were capitalized as part of the system. This project was completed in the third quarter of 2000 and the costs of these personnel were subsequently recorded as an expense. The increase in corporate operating expense in 2001 was partially offset by a reduction in the amount of corporate incentive bonus costs and franchise sales commissions. Franchise sales personnel are paid sales commissions on new franchise agreements. As previously noted, during the year 2001, we executed 11 new franchise agreements, compared to 24 agreements in 2000.

          Corporate Depreciation and Amortization

          Depreciation and amortization applicable to corporate operations for the year ended December 31, 2001, totaled $745,000 compared to $751,000 for the year ended December 31, 2000.

          Interest Income and Expense

          Interest income for the year ended December 31, 2001 totaled $761,000, compared to $1.2 million for the year ended December 31, 2000. Interest income for the year ended December 31, 2001 resulted primarily from the temporary investment of cash provided by operations and proceeds from the third quarter 2001 sale-leaseback transaction. For the year ended December 31, 2000, interest income resulted primarily from the temporary investment of cash provided by operations. The decrease for the year ended December 31, 2001 was largely due to lower cash levels and lower investment rate yields.

          Interest expense, net of capitalized interest, for the year ended December 31, 2001 was $17.1 million, compared to $18.6 million for the year ended December 31, 2000. The decrease in interest expense in 2001 was due to lower LIBOR interest rates and lower debt levels, partially offset by a reduction in the amount of interest capitalized to development projects. We had fewer projects under construction during 2001, thereby reducing the amount of interest capitalized.

          Sales of Hotels

          As of December 31, 2001, we had sold to and leased back from HPT 36 hotels, two of which were sold during 2001. One of these hotels was sold at a loss of $214,000. The $64,000 gain from the sale of the other hotel was deferred and will be recognized over the remaining lease term. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the years ended December 31, 2001 and December 31, 2000 (in thousands):

	For the year ended
	December 31,

	2001	2000

Rent expense on leased hotels	26,523	25,056
Gain recognized	1,280	2,183

Liquidity and Capital Resources

          We had cash and cash equivalents of $9.3 million at December 31, 2002, compared to $18.0 million at December 31, 2001. Net cash used in operating activities totaled $5.1 million for the year ended December 31, 2002, compared to $1.2 million of net cash provided by operating activities for the year ended December 31, 2001. For the year ended December 31, 2002, we recorded a net loss from operations of $27.3 million, including an impairment loss on hotels held for sale of $8.6 million, $6.1 million of non-cash depreciation and amortization expense, $6.0 million of loss on investment in joint ventures, $2.1 million of loss on the extinguishment of debt and $1.5 million of non-cash deferred gain income on hotels sold. Sources of cash included a $1.3 million decrease in other assets. This decrease in other assets is largely due to the refund of excess cash from the FF&E reserve accounts. The excess funds were returned to us as part of the sale-leaseback and refinancing transactions in April 2002. For the year ended December 31, 2001, we recorded a net loss from operations of $5.1 million including $11.6 million of non-cash depreciation and amortization expense, $1.3 million of non-cash deferred gain income on hotels sold and $1.1 million of loss on investment in joint ventures. Uses of cash for the year ended December 31, 2001 included a $4.6 million increase in other assets (primarily FF&E reserve payments).

          Net cash provided by investing activities for the year ended December 31, 2002 totaled $128.9 million, compared to $24.0 million of net cash provided by investing activities for the year ended December 31, 2001. Sources of cash for the year ended December 31, 2002 consisted of $145.0 million in proceeds from sales of hotels to HPT and $10.4 million of guaranty deposit refunded to us by HPT as part of the April 2002 sale-leaseback transaction. Uses of cash for the year ended December 31, 2002 consisted of $16.0 million of cash paid for security deposits related to the 21 hotels sold and leased back from HPT in April 2002, $8.6 million of expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels and $1.8 million of contributions to joint ventures. Sources of cash for the year ended December 31, 2001 consisted of $28.9 million in proceeds from sales of hotels, $3.0 million of refunded guaranty deposits and $1.8 million of cash distributions from joint ventures. Uses of cash for the year ended December 31, 2001 consisted of $3.8 million of cash paid for security deposits related to the sale of two hotels in August 2001, $4.4 million of contributions to joint ventures and $1.0 million of expenditures for property and equipment.

          For the year ended December 31, 2002, net cash used in financing activities was $132.5 million, compared to $29.1 million of net cash used by financing activities for the year ended December 31, 2001. Net cash used in financing activities during year ended December 31, 2002 consisted of $192.2 million of principal payments on notes payable, partially offset by $59.7 million of proceeds from mortgages and notes payable. The principal payments on notes payable represent payments made to pay off note balances on hotels sold in the April 2002 sale-leaseback transaction. The proceeds from mortgages and notes payable represent the proceeds from the refinancing of certain debt in 2002. For the year ended December 31, 2001, net cash used in financing activities included $28.6 million of principal payments on notes payable and $6.0 million of preferred stock dividend payments, partially offset by $5.4 million of proceeds from mortgages and notes payable.

          Under the terms of our lease agreement with HPT, we are required to maintain a minimum net worth, as defined, of at least $75 million. At December 31, 2002, our net worth as defined in the guarantee agreement was $68.3 million. Although there has been no payment default under the lease, this breach of the guarantee agreement gives HPT the right to start proceedings that would result in the cancellation of the lease agreement, which would result in us losing our rights as a tenant of the hotels. In addition, we would remain obligated to HPT for payment of any potential shortfalls in net rental proceeds incurred by HPT from releasing the hotels to another hotel operator. HPT has agreed to take no action prior to January 1, 2004 with respect to this provision of the guaranty, provided that we maintain a net worth of at least $60 million throughout the 2003 calendar year. We expect that our net worth will decline during the year ended December 31, 2003, and we cannot assure you that it will not decline below $60 million. We also cannot assure you that we will be able to obtain another waiver from HPT in the future or that our net worth will increase to satisfy the $75 million minimum net worth requirement on January 1, 2004.

          As of December 31, 2002, we have guaranteed approximately $45.3 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from June 2003 to December 2007. Approximately $13.3 million of this debt is scheduled to mature in 2003. As of December 31, 2002, $5.8 million of the debt scheduled to mature in 2003 can be extended, under the terms of the existing loan agreement, for an additional year. Since this guaranteed debt relates to an entity, which we do not wholly-own or control, it is not included in our consolidated financial statements. No liability has been recorded related to this guarantee based on the estimated values of the properties collateralizing the construction debt.

          As of December 31, 2002, we had borrowed $58.9 million from GMAC and one other financial institution. This debt has scheduled maturity dates ranging from May 2005 to June 2011 with interest rates, which range from 7.75% to 8.30%.

          Our Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% on its stated value plus any accrued but unpaid dividends with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.0 million per quarter. If we fail to make a scheduled preferred stock dividend payment, the dividends accumulate and compound at a rate of 7.5%. As of December 31, 2002, we had not made the last five scheduled preferred stock dividend payments and we had approximately $10.4 million of accumulated unpaid dividends. We intend to assess our cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on our preferred stock. Series A and B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock. We did not make the February 2003 dividend payment, which together with past non-payment of dividends and diluted stock option grants has resulted in an adjustment of the conversion price of the Preferred Stock from $9.50 to $7.50. A failure to make future dividend payments will result in a further reduction in the conversion price of the Preferred Stock and, in the case of the Series B Preferred Stock, may result in a future adjustment to the dividend rate to 12%.

          Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of December 31, 2002, the mandatory redemption amount was approximately $117.4 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

          In the event we liquidate, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of our Common Stock. As of December 31, 2002, the Liquidation Amount was $117.4 million, including $10.4 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of December 31, 2002, one hundred seventy five percent of the stated value of the shares was $187.3 million. If we do not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

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

          The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the year ended December 31, 2002, approximately $1.8 million was recorded as an increase to the carrying value of the preferred stock.

          The following table summarizes our contractual cash and debt obligations for the next five years as of December 31, 2002 (in thousands):

     Payments due by Period:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt	$58,932	$542	$54,618	$131	$3,641
Rent Expense for Leased Hotels	728,116	45,507	91,015	91,015	500,579
Rent Expense on Corporate Office	646	554	92	—	—
Rent Expense on hotel equipment	1,008	610	379	19	—
Preferred Stock Redemption	117,402	—	117,402	—	—

Total	$906,104	$47,213	$263,506	$91,165	$504,220

          We believe that a combination of our cash and cash equivalents and cash from operations will be sufficient to provide capital for operations through December 31, 2003. However, if we experience a material decline in operating performance (including RevPAR), we may not generate sufficient cash flow to support our operations through the end of such twelve-month period. In addition, in order to meet our long-term financing obligations, we will be required to raise additional capital in the future. In particular, we do not currently project that we will generate sufficient cash flow to repay the mandatory redemption of the preferred stock in 2004. We continue to consider a number of financing alternatives, including credit facilities, additional sale leaseback transactions, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to meet our financing needs. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

          As of December 31, 2002, we have available $45.8 million of net operating loss carry-forwards, which are available to be utilized in future years to offset taxable income. These net operating loss carry-forwards will expire beginning in 2011 through 2022.

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

          We have Never Been Profitable. At December 31, 2002, we operated 77 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

          If Our Results of Operations Decline Materially (including RevPAR), We May Not Have Sufficient Working Capital to Meet Our Day-to-Day Operating Cash Flow Needs. We had cash and cash equivalents of $9.3 million at December 31, 2002. We currently expect our cash and cash equivalents balance to decline during the year ended December 31, 2003. If we experience a material decline in operating performance during 2003, our cash flows will decline at a faster than anticipated pace which would likely result in our inability to maintain sufficient cash balances to meet day-to-day working capital needs.

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

          Accordingly, we cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations or make our scheduled lease and preferred stock dividend payments as they become due. For example, in February 2003, we did not make the scheduled dividend payment. This marked the sixth successive dividend payment we have not made. We do not currently have sufficient capital to pay all of our debts if they were due today. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled lease and preferred stock dividend payments also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt, lease and preferred stock obligations could result in litigation and have a material adverse effect on our business and results of operations. We have also guaranteed approximately $45.3 million of debt on the Boston Capital joint venture properties. Maturity dates for this debt range from June 2003 to December 2007, with approximately $13.3 million of this debt scheduled to mature in 2003. See “–Liquidity and Capital Resources.”

          If Our Net Worth Continues to Decline, We Will Fail to Comply With the Terms of Our Agreements with HPT, Which Could Result In the Loss of Our Rights as a Tenant Under the Applicable Hotels. The terms of our lease agreement with HPT requires us to guarantee the payment of rent for the duration of the lease and, as a guarantor, to maintain a minimum net worth of $75 million. At December 31, 2002, our net worth as defined in the agreement was $68 million. This breach gives HPT the right to start proceedings that would result in the cancellation of the lease agreement and we would lose our rights as a tenant. HPT has agreed not to take action with respect to this breach through January 1, 2004 so long as we maintain a minimum net worth of $60 million. We expect that our worth will decline during the year ended December 31, 2003, and we cannot assure you that it will not decline below $60 million. We also cannot assure you that we will be able to obtain another waiver from HPT in the future or that our net worth will increase to satisfy the $75 million minimum net worth requirement on January 1, 2004. If the lease agreement is cancelled and we lose our rights as tenants under the applicable hotels, we may not be able to continue our operations.

          We Do Not Have Sufficient Funds to Redeem our Preferred Stock When it Becomes Due. Pursuant to a mandatory redemption provisions in the Certificates of Designation for our Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem our Preferred Stock in September 2004. As of December 31, 2002, the mandatory redemption amount was approximately $117.4 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock. We do not currently have, and do not believe that our operations will generate, sufficient capital to make the scheduled payment to redeem our Preferred Stock, and cannot provide any assurances that we will be able to obtain the financing necessary to do so.

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

          Our franchise agreements provide for a variety of conditions in regards to the franchisees’ obligations to build the hotels and, accordingly, these hotels may never be constructed or opened. If we are unable to successfully franchise hotels on time or within budget, or at all, our business and results of operations would suffer.

          We Depend on a Single Type of Lodging Facility. We intend to exclusively develop, manage and franchise extended-stay hotels under our Candlewood Suites and Cambridge Suites brands. We currently do not intend to develop any lodging facilities other than hotels focused on extended-stay business travelers and do not intend to develop lodging facilities with other franchisors. Accordingly, we will be subject to risks inherent in concentrating investments in a single type of lodging facility, such as a shift in demand or a reduction in business following adverse publicity, which could have a material adverse effect on our business and results of operations. In addition, we have a limited history upon which we can gauge consumer acceptance of our hotels and, accordingly, we cannot provide assurance that guests who are looking for conventional or extended-stay hotel accommodations will readily accept out hotels. Furthermore, we compete against other facilities with substantially greater brand recognition.

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

          Our Hotels May Experience Seasonal Fluctuations. Based upon our experience operating extended-stay hotels, we expect that occupancy and revenues may be lower than normal during the months of November, December and January due to the holiday season. Because many of our expenses do not fluctuate with occupancy, declines in occupancy may cause fluctuations or decreases in our quarterly results.

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

          Certain of these factors are discussed further elsewhere in this Annual Report on Form 10-K, including without limitation under the captions “Business and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Impact of New Accounting Standards

          On June 29, 2001 the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 20, 2001. Additionally, SFAS No. 142, “Goodwill and Other Intangibles,” was issued. Under SFAS No. 142, goodwill and other indefinite lived intangibles are no longer amortized, but are periodically reviewed for impairment. Intangibles with definite lives are amortized over their useful lives. SFAS No. 142 is effective for years beginning after December 15, 2001. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was also issued for years beginning after December 15, 2001. SFAS No. 144 revises the measurement and recognition of impairment, specifically on assets held for disposal.

          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.” FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN No. 45 are currently effective, although the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

          We do not believe the issuance of these statements and their interpretation will have a material impact on our results of operations or financial position.

          In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescinded SFAS No. 4 requiring gains and losses from extinguishment of debt to be classified as extraordinary. During the year ended December 31, 2002, we extinguished a significant portion of our debt and recorded a loss of $2.1 million. We have adopted SFAS No. 145 and have classified this loss as an operating expense.

Quantitative and Qualitative Disclosure of Market Risk

          Our earnings are affected by changes in interest rates as a significant portion of our outstanding indebtedness is at variable rates based on LIBOR or Treasury notes. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance, effected by the variable rates at December 31, 2002, would change by approximately $5,500. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at December 31, 2002, would change by approximately $900.

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. We adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2002, the Company had one derivative financial instrument, an interest rate cap, which was recorded at fair value of $47,000 as of December 31, 2002, with the change in fair value since the purchase date recorded in accumulated other comprehensive loss in the equity section of the balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is filed as a separate part of this report on Form 10-K (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is hereby incorporated herein by reference the information appearing under the caption “Proposal 1 Election of Directors” and under the caption “Executive Officers of the Company” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

          There is hereby incorporated herein by reference the information appearing under the caption “Executive Compensation” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          There is hereby incorporated herein by reference the information appearing under the caption “Voting Securities and Principal Holders Thereof” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is hereby incorporated herein by reference the information appearing under the caption “Certain Transactions” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial Statements

1. The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the
Independent Auditors’ Report are filed as part of this Report (see page F-1).

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

DATE:	March 31, 2003	CANDLEWOOD HOTEL COMPANY, INC.

		By:	/s/ Jack P. DeBoer

Jack P. DeBoer Chairman and Chief Executive Officer (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2003.

Signature	Title

/s/ Jack P. DeBoer Jack P. DeBoer	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Warren D. Fix Warren D. Fix	Director, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ James E. Roos James E. Roos	Director, President and Chief Operating Officer

/s/ Robert J. Cresci Robert J. Cresci	Director

/s/ J. Michael Issa J. Michael Issa	Director

/s/ Richard M. Kelleher Richard M. Kelleher	Director

/s/ Robert S. Morris Robert S. Morris	Director

/s/ Thomas H. Nielsen Thomas H. Nielsen	Director

/s/ Frank J. Pados, Jr. Frank J. Pados, Jr.	Director

/s/ Tony M. Salazar Tony M. Salazar	Director

/s/ Seth E. Schofield Seth E. Schofield	Director

CERTIFICATIONS

          I, Jack P. DeBoer, Chairman and Chief Executive Officer, certify that:

          1. I have reviewed this annual report on Form 10-K of Candlewood Hotel Company, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	Jack P. DeBoer Chairman and Chief Executive Officer (Principal Executive Officer)

          I, Warren D. Fix, Executive Vice President and Chief Financial Officer, certify that:

          1. I have reviewed this annual report on Form 10-K of Candlewood Hotel Company, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	Warren D. Fix Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE*

*	Certain schedules have been omitted as they are not applicable to the Company or the information is contained in the consolidated financial statements or notes thereto.

Report of Independent Auditors

To the Board of Directors of Candlewood Hotel Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the related financial statement schedule listed in the accompanying index for the year ended December 31, 2002. These financial statements and schedule are the responsibility of the management of Candlewood Hotel Company, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candlewood Hotel Company, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Chicago, Illinois
February 14, 2003, except for Note 16
    as to which the date is February 28, 2003,
    and except for the fourth paragraph of Note 12,
    as to which the date is March 27, 2003

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and share data)

December 31,	2002	2001

Assets
Investment in hotels completed and under construction:
Hotels completed	$100,720	$263,160
Accumulated depreciation and amortization	(13,771)	(24,878)

Net investment in hotels	86,949	238,282
Cash and cash equivalents (including $357 and $968 of restricted cash, respectively)	9,270	17,966
Deposits	46,086	30,086
Accounts and other receivables	3,705	4,663
Investments in joint ventures	8,393	12,994
Other assets	13,934	17,347

Total assets	$168,337	$321,338

Liabilities, Preferred Stock and Stockholders’ (Deficit)
Mortgages and notes payable	$58,932	$191,456
Accounts payable and other accrued expenses	15,083	16,364
Deferred gain on sale of hotels	25,932	16,995
Other liabilities	98	768

Total liabilities	100,045	225,583
Redeemable, convertible, cumulative preferred stock (“Series A”), $1,000 stated value, 65,000 shares authorized and outstanding, net of offering costs (including $6,319 and $1,215 of dividends In arrears, respectively)	69,209	63,047
Redeemable, convertible, cumulative preferred stock (“Series B”), $1,000 stated value, 42,000 shares authorized and outstanding, net of offering costs (including $4,083 and $785 of dividends In arrears, respectively)	44,553	40,491
Stockholders’ (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 9,025,000 issued and outstanding	90	90
Additional paid-in capital	22,197	32,421
Accumulated other comprehensive loss	(140)	—
Accumulated deficit	(67,617)	(40,294)

Total stockholders’ (deficit)	(45,470)	(7,783)

Total liabilities, preferred stock and stockholders’ (deficit)	$168,337	$321,338

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except share and per share data)

	2002	2001	2000

Revenues:
Hotel operations	$123,626	$127,092	$127,771
Franchise and management fee income	4,456	4,126	3,282
(Loss) income from joint ventures	(6,290)	(1,095)	176

Total hotel operating revenues	121,792	130,123	131,229
Proceeds from sales of hotels, net of deferred gain of $0, $64 and $0, respectively	145,000	28,850	—
Deferred gain recognition on sales of hotels	1,450	1,280	2,183

Total revenues	268,242	160,253	133,412

Operating costs and expenses:
Hotel operating expenses	79,791	74,451	67,993
Corporate operating expenses	5,978	7,162	6,392
Rent expense on leased hotels	41,008	26,523	25,056
Hotel opening costs	—	230	279
Depreciation and amortization	6,123	11,641	10,578
Impairment loss	8,604	—	—
Loss on extinguishment of debt	2,115	—	—

Total operating costs and expenses	143,619	120,007	110,298
Cost of hotels sold	145,000	29,064	—

	(20,377)	11,182	23,114
Interest income	339	761	1,150
Interest expense	(7,285)	(17,081)	(18,577)

(Loss) income before preferred stock dividends	(27,323)	(5,138)	5,687
Preferred stock dividends	(8,401)	(8,025)	(8,025)

Net loss available to common stockholders	$(35,724)	$(13,163)	$(2,338)

Per share data:
Net loss per share of common stock – basic and diluted	$(3.96)	$(1.46)	$(.26)
Average weighted shares of common stock outstanding	9,025,000	9,025,000	9,025,000

     See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Loss	Deficit	Equity (Deficit)

Balance at December 31, 1999	$90	$35,270	$—	$(26,794)	$8,566
Preferred stock dividends paid	—	—	—	(8,025)	(8,025)
Net income before preferred stock dividends	—	—	—	5,687	5,687

Balance at December 31, 2000	90	35,270	—	(29,132)	6,228
Preferred stock dividends paid	—	—	—	(6,024)	(6,024)
Preferred stock dividends unpaid	—	(2,001)	—	—	(2,001)
Accretion of preferred stock to stated value	—	(848)	—	—	(848)
Net loss before preferred stock dividends	—	—	—	(5,138)	(5,138)

Balance at December 31, 2001	90	32,421	—	(40,294)	(7,783)
Preferred stock dividends unpaid	—	(8,401)	—	—	(8,401)
Accretion of preferred stock to stated value	—	(1,823)	—	—	(1,823)
Unrealized loss on derivative instrument	—	—	(140)	—	(140)
Net loss before preferred stock dividends	—	—	—	(27,323)	(27,323)

Balance at December 31, 2002	$90	$22,197	$(140)	$(67,617)	$(45,470)

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income before preferred stock dividends	$(27,323)	$(5,138)	$5,687
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,123	11,641	10,578
Loss (income) from joint ventures	5,998	1,095	(176)
Deferred gain recognition on sales of hotels	(1,450)	(1,280)	(2,183)
Impairment loss	8,604	—	—
Loss on sales of hotels	—	214	—
Loss on extinguishment of debt	2,115	—	—
Change in:
Accounts and other receivables	958	249	(177)
Other assets	1,317	(4,639)	(2,575)
Accounts payable and other accrued expenses	(748)	(813)	2,821
Other liabilities	(670)	(124)	(132)

Net cash (used in) provided by operating activities	(5,076)	1,205	13,843

Cash flows from investing activities:
Proceeds from sales of hotels	145,000	28,850	—
Refund of guaranty deposit	10,387	3,036	(9)
Cash paid for security deposits	(16,000)	(3,752)	—
Change in hotels completed and under construction	(8,582)	(1,030)	(22,214)
Contributions to joint ventures	(1,812)	(4,357)	(5,050)
Distributions from joint ventures	200	1,750	800
Purchase of intangible assets	(289)	(427)	(17)

Net cash provided by (used in) investing activities	128,904	24,070	(26,490)

Cash flows from financing activities:
Proceeds from mortgage and notes payable	59,660	5,431	26,387
Payments on mortgages and notes payable	(192,184)	(28,550)	(2,357)
Preferred stock dividends	—	(6,024)	(8,025)
Other liabilities	—	—	(148)

Net cash (used in) provided by financing activities	(132,524)	(29,143)	15,857

Net (decrease) increase in cash and cash equivalents	(8,696)	(3,868)	3,210
Cash and cash equivalents at beginning of year	17,966	21,834	18,624

Cash and cash equivalents at end of year	$9,270	$17,966	$21,834

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$7,954	$19,107	$21,289

     See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

a.	Description of Business

Candlewood Hotel Company, Inc. (the “Company”) operates, franchises, owns and manages high quality, value-oriented, business travel hotels. The hotels offer accommodations for all guests, while catering to mid-market and upscale business and personal travelers seeking multiple night stays.

b.	Organization

Candlewood Hotel Company, Inc. was incorporated in August 1996 to succeed to the business of Candlewood Hotel Company, LLC, a Delaware limited liability company (“Candlewood LLC”), in anticipation of an initial public offering of 3,850,000 shares of the Company’s Common Stock, $.01 par value per share. Candlewood LLC was formed in November 1995 to develop, own, operate and franchise Candlewood extended-stay hotels designed particularly for the business traveler.

On November 8, 1996, the Company completed an initial public offering of 3,850,000 shares of Common Stock at an initial public offering price of $10.00 per share (the “Offering”). The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and expenses of the Offering, were approximately $35.0 million. These proceeds were used to fund the national expansion of the Company through the development of Company-owned and operated Candlewood hotels.

Prior to the Offering, the membership interests in Candlewood LLC were owned 50% by Doubletree Corporation, a wholly-owned subsidiary of Hilton Hotel Corporation, (“Doubletree”), 42.5% by JPD Corporation and certain trusts (the “DeBoer Trusts”) and 7.5% by the Warren D. Fix Family Partnership, L.P. (the “Fix Partnership”). JPD Corporation is a Kansas corporation owned by Mr. Jack P. DeBoer, the Company’s Chairman and Chief Executive Officer. Warren D. Fix, the Company’s Executive Vice President and Chief Financial Officer, is the general partner and majority owner of the Fix Partnership.

Immediately prior to the Offering, Doubletree and the Fix Partnership contributed to the Company all of their outstanding membership interests in Candlewood LLC and certain minority interests which they held in the subsidiary LLCs, which owned the initially contributed properties (“Subsidiary LLCs”). At the same time, Mr. DeBoer and the DeBoer Trusts contributed to the Company 100% of the stock of JPD Corporation, the assets of which were substantially comprised of its membership interest in Candlewood LLC and the Subsidiary LLCs. In consideration of such transfer, Doubletree and the Fix Partnership were each issued shares of the Company’s Common Stock in proportion to their ownership interests in Candlewood LLC immediately prior to such transfer. In addition, Mr. DeBoer and the DeBoer Trusts, collectively, were issued shares of the Company’s common stock in proportion to JPD Corporation’s ownership interest in Candlewood LLC immediately prior to such transfer. As a result, the ownership of the Common Stock of the Company by Doubletree, the Fix Partnership and the shareholders of JPD Corporation, totaling 5,175,000 shares, was in the same proportion as their ownership of membership interests in Candlewood LLC immediately prior to the reorganization of the Company.

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

In October 1997, the Company completed a $65.0 million private placement of 65,000 shares of Series A Preferred Stock at an offering price of $1,000 per share (the “Stated Value”). The net proceeds to the Company were approximately $61.3 million after deducting commissions and expenses. The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum. Series A Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to August 31, 1999, the Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series A Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

In August 1998, the Company completed the private placement of $42.0 million of its Series B Preferred Stock and warrants to purchase its Common Stock. In total, 42,000 shares of Series B Preferred Stock were issued at an offering price of $1,000 per share (the “Stated Value”). Preferred stockholders were also issued, at no additional cost, warrants to purchase 336,000 shares of Common Stock at $12.00 per share. These warrants expire on July 13, 2005. The net proceeds to the Company were approximately $39.4 million after deducting commissions and expenses. The Preferred Stock accumulates dividends at a rate of 7.5% of the Stated Value, per annum. Series B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock at the conversion price of $9.50 per share. Subsequent to September 30, 1999, the Series B Preferred Stock will be redeemable in cash, in whole or part, at the option of the Company at 200% of the Stated Value. At September 30, 2004, the Series B Preferred Stock will be redeemed under a mandatory redemption clause, at the Stated Value plus unpaid dividends.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The Company evaluates hotels for impairment when conditions indicate that it is probable that the sum of the expected future cash flows is less than the carrying value of the hotels. Upon determination that a hotel has been impaired, the carrying value of the hotel is reduced to fair value less costs to sell. For the year ended December 31, 2002, the Company has recorded an impairment loss of $8.6 million.

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

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair values due to the short maturities of such instruments. The fair value of the Company’s long-term debt, which approximates carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

f.	Derivative Financial Instruments

In April 2002, the Company purchased an interest rate cap as part of the refinancing of mortgage debt with GMAC to manage interest rate risk. This is the first time the Company has purchased a derivative financial instrument. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure as they are designated. This effectiveness is essential for qualifying for hedge accounting available for only certain qualifying derivative instruments. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, is terminated, or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market through earnings each period. Within the next twelve months, the Company expects to reclassify to earnings approximately $12,000 of amounts held in accumulated other comprehensive income. If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

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

As of December 31, 2002, the Company’s interest rate cap was reported at its fair value as other assets of $47,000 with the change in fair value since the purchase date of $140,000 recorded in accumulated other comprehensive loss in the equity section of the balance sheet. As a result of the above, the Company incurred a total comprehensive loss of $27.5 million ($3.97 per weighted average common share) for the year ended December 31, 2002.

g.	Intangible Assets

Intangible assets of $1.3 million include ownership rights, title and interest in the Candlewood Hotel name, costs for patents and trademarks and costs to obtain franchise agreements. These assets are being amortized using the straight-line method over a period of ten to twenty years and are included in other assets on the accompanying consolidated balance sheets. In 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” upon its effective date. The adoption did not have an effect on the earnings or the financial position of the Company.

h.	Deferred Financing Costs

Deferred financing costs are costs incurred to obtain construction and permanent financing and are included in other assets on the accompanying consolidated balance sheets. These costs are amortized over the life of the related loan on a method, which approximates the level yield basis.

i.	Revenue Recognition

Room revenue and other revenues are recognized when earned. Recognition of franchise fee revenue is deferred until all material services or conditions relating to the respective franchise have been substantially performed or satisfied by the Company. Such revenue, when recognized, is included in franchise and management fee income on the accompanying consolidated statements of operations.

The Company’s sales of hotels have been accompanied by a leaseback of the facilities under operating lease agreements. Such sales are recognized when the title passes to the buyer, generally upon the receipt of proceeds. The related profit is deferred and recognized in earnings over the remaining lease term.

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

The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company’s reportable segments for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows:

Year ended December 31, 2002

(In thousands)	Operation of Hotels	Sale of Hotels	Total

Revenues from external customers	$121,792	$145,000	$266,792
Interest expense	7,285	—	7,285
Depreciation expense	5,357	—	5,357
Impairment loss	—	8,604	8,604
Loss on extinguishment of debt	2,115	—	2,115
Segment (loss) profit	(13,764)	(7,154)	(20,918)
Hotels assets:
Hotels completed and under construction	100,720	—	100,720
Accounts receivable	434	2,775	3,209
Deferred gain on sale of hotels	—	25,932	25,932

Year ended December 31, 2001

(In thousands)	Operation of Hotels	Sale of Hotels	Total

Revenues from external customers	$130,123	$28,850	$158,973
Interest expense	17,081	—	17,081
Depreciation expense	10,897	—	10,897
Segment profit	1,171	1,280	2,451
Hotels assets:
Hotels completed and under construction	263,160	—	263,160
Accounts receivable	1,294	1,863	3,157
Deferred gain on sale of hotels	—	16,995	16,995

Year ended December 31, 2000

(In thousands)	Operation of Hotels	Sale of Hotels	Total

Revenues from external customers	$131,229	$—	$131,229
Interest expense	18,577	—	18,577
Depreciation expense	9,828	—	9,828
Segment profit	9,775	2,183	11,958
Hotels assets:
Hotels completed and under construction	297,370	—	297,370
Accounts receivable	1,647	2,110	3,757
Deferred gain on sale of hotels	—	15,239	15,239

The difference between segment profit and net income is preferred stock dividends and corporate expenses not specific to the Company’s reportable segments.

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

3.	Investment in Hotels Completed and Under Construction

For the years ended December 31, 2002, 2001 and 2000, respectively, investment in hotels consists of the following:

Year ended December 31,	2002	2001	2000

(In thousands)
Hotels completed:
Land	$12,196	$42,332	$45,495
Buildings and improvements	67,919	180,714	179,510
Furniture, fixtures and equipment	20,605	40,114	39,891

	100,720	263,160	264,896
Hotels under construction	—	—	32,282
Other costs	—	—	192

	100,720	263,160	297,370
Less accumulated depreciation	(13,771)	(24,878)	(16,977)

	$86,949	$238,282	$280,393

Hotels completed and hotels under construction also include capitalized interest costs. For the years ended December 31, 2002, 2001 and 2000, the Company incurred interest costs of approximately $7.3 million, $17.8 million and $21.6 million, respectively, of which $0, $733,000 and $3.0 million was capitalized. Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was approximately $5.3 million, $9.2 million and $8.4 million, respectively. As of December 31, 2002, the Company did not have any hotels held for sale.

Other costs at December 31, 2000 included $192,000 of acquisition costs.

4.	Mortgages and Notes Payable

A summary of mortgages and notes payable at December 31, 2002 and 2001, respectively, is as follows:

December 31,	2002	2001

(In thousands)
Mortgage debt – GMAC:
Greater of 30 day LIBOR or 3.50% + 4.25%
Secured by individual hotels
Maturity date May 2005
Interest payable monthly
Monthly principal (amortized over 25 years) payments commence May 2003	$55,000	$—
Mortgage debt – GMAC:
30 day LIBOR + 3.40% to 4.25%
Secured by individual hotels
Maturity dates from February 2002 to September 2003
Interest payable monthly
Monthly principal and interest payments (amortized over 25 years) commenced 12 to 18 months following loan closing	—	173,977
Mortgage debt – other financial institutions and banks:
8.30% fixed rate
Secured by individual hotel
Maturity date June 2011
Monthly principal and interest payments (amortized over 25 years) commenced August 2001	3,932	3,979
Subordinated notes payable – unsecured (payable to Doubletree)
15.0% fixed rate, paid quarterly
Maturity dates June – July 2002
Monthly principal payments of $1.0 Million	—	13,500

	$58,932	$191,456

The 30-day LIBOR rate was 1.383% and 1.88% at December 31, 2002 and December 31, 2001, respectively. As of December 31, 2002, the interest rate for the GMAC debt based on LIBOR was 7.75%.

As of December 31, 2002, one loan is in its principal amortization period. This loan matures in June 2011.

Prior to the April 2002 sale and leaseback transaction and the GMAC refinancing transaction, a portion of the Company’s debt was partially guaranteed by Doubletree. The proceeds from the sale of these hotels was used to repay a significant portion of the Company’s mortgage debt with GMAC and the Company’s unsecured debt with Doubletree. In exchange for the guarantee, Doubletree received a 5% interest in the defined cash flows of certain hotels and a 0.25-0.50% fee on the total loan amount outstanding. For the years ended December 31, 2002 and 2001, interest incurred related to this guarantee was approximately $91,000 and $272,000, respectively. As of December 31, 2002, none of the remaining debt was guaranteed by Doubletree.

In 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinded SFAS No. 4 requiring gains and losses from extinguishment of debt to be classified as extraordinary. As a result of the above debt repayments, the Company recorded a loss of $2.1 million for the year ended December 31, 2002. The Company adopted SFAS No. 145 effective January 1, 2002 and classified this loss as an operating expense in the consolidated statement of operations.

Scheduled principal payments required on mortgage and other notes payable subsequent to December 31, 2002, are as follows:

Year ended December 31, 2002

(In thousands)
2003	$542
2004	842
2005	53,776
2006	63
2007	68
Thereafter	3,641

Total	$58,932

The Company’s lending agreements and hotel lease agreement require the Company to make monthly contributions equal to approximately 5.0% of total gross hotel revenues into furniture, fixture and equipment (“FF&E”) cash reserve accounts. The cash reserved is for replacement and refurbishment of hotel furniture and fixtures. As of December 31, 2002 and 2001, the Company had $9.0 million and $10.9 million, respectively, in FF&E cash reserves. These amounts are included in other assets on the accompanying consolidated balance sheets.

5.	Investments in Joint Ventures

As of December 31, 2002, the Company had $8.4 million invested in joint ventures. The difference between the amount at which the investment is carried in the Company’s accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of December 31, 2002, this amount was approximately $3.0 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the years ended December 31, 2002, 2001 and 2000, equity (loss) income in joint ventures of ($4.6 million), $123,000 and $442,000, respectively, was recorded before recognition of the carrying value difference of $1.7 million, $1.2 million and $266,000, respectively. These amounts are included in (loss) income from joint ventures on the accompanying consolidated statements of operations. Additionally, during the years ended December 31, 2002,

2001 and 2000, the Company received distributions from its joint ventures of $200,000, $1.8 million and $800,000, respectively.

The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors and Mass Mutual in which it has a 50% ownership. Hotel operations for the joint venture commenced in 2000, and as of December 31, 2002, the Company operated eight hotels pursuant to this agreement. Under the terms of the agreement, if the Company did not have at least 10 hotels open or under construction by August 31, 2000, it may be required to increase its capital contributions relating to existing joint venture hotels by up to 5% of the estimated total costs. In June 2002, the Company’s joint venture partners notified the Company that it would be required to make this additional equity contribution on or before July 25, 2002. The Company did not make this contribution. Based upon the contributions to date and the calculations as outlined in the agreement, as of September 30, 2002, the amount of the additional contribution was estimated at approximately $3.4 million. In August 2002, the Company’s non-payment of the additional equity contribution prompted a notice of default from the joint venture partners. As a result of this default and in accordance with the joint venture agreement, the joint venture suspended payment of franchise royalty and management fees to the Company pending resolution of this matter. In addition, per the agreement, the interest rate on the joint venture debt to Boston Capital and Mass Mutual increased from 12.0% to 21.0%. The suspension of royalty and management fees and the increased interest rate on the debt would be lifted upon the successful cure of the default. The Company and Boston Capital and Mass Mutual reached an agreement with regards to the amount of the additional equity contribution and in December 2002, the Company contributed $1.8 million to the joint venture and Boston Capital and Mass Mutual waived contractual rights to the $1.6 million balance. Simultaneous with the execution of this agreement, the Company received all previously suspended royalty and management fees. In addition, the Company and Boston Capital agreed that the Company would bear all losses from the operation of the Chicago, Illinois – Wheeling hotel for the period July 26, 2002 forward until the earlier to occur of March 31, 2003 or the date of sale or refinance. The losses for this hotel totaled $292,000 for the period July 26, 2002 through December 31, 2002 and this amount is recorded as an equity loss from joint venture hotels and included in (loss) income from joint ventures on the Company’s consolidated statements of operations. For the year ended December 31, 2002, the joint venture recorded an impairment loss related to the Chicago, Illinois – Wheeling hotel of $4.2 million. In accordance with the profit and loss allocation terms of the joint venture agreement, for the year ended December 31, 2002, the Company recorded all of the $4.4 million net pre-tax loss of the joint venture. The Company is otherwise in compliance with the terms of the joint venture agreement. The following is unaudited condensed financial information for the joint venture as of December 31, 2002, 2001 and 2000:

December 31,	2002	2001	2000

(In thousands)
Hotels completed and under construction	$70,331	$76,417	$66,443
Other assets	4,049	5,594	3,951

Total assets	$74,380	$82,011	$70,394

Total development liabilities	$71,363	$75,965	$62,596
Total equity	3,017	6,046	7,798

Total liabilities and equity	$74,380	$82,011	$70,394

Year ended December 31,	2002	2001	2000

(In thousands)
Total revenue	$20,397	$20,152	$8,569
Hotel operating expenses	11,423	10,423	3,886
Hotel opening costs	—	150	624
Depreciation and amortization	2,954	2,825	1,342
Impairment loss Chicago, IL – Wheeling hotel	4,244	—	—
Interest expense, net	6,218	6,095	1,660

Net pre-tax (loss) income	$(4,442)	$659	$1,057

In addition, as of December 31, 2002, the Company has guaranteed construction debt on the joint venture properties of approximately $45.3 million. This debt is solely collateralized by the individual hotels completed in the joint venture. Maturity dates on this debt range from June 2003 to December 2007 with one note providing for an extension of one year under specific criteria including loan to value ratios. This debt is not included in the Company’s consolidated financial statements (See Note 4) and the Company does not receive any fees related to this guarantee. No liability has been recorded related to this guarantee based on the estimated values of the properties collateralizing the construction debt.

The scheduled maturity dates for the guaranteed debt as of December 31, 2002, are as follows:

Year ended December 31, 2002

(In thousands)
2003	$13,323
2004	19,439
2005	4,450
2006	—
2007	8,095
Thereafter	—

Total	$45,307

6.	Redeemable, Convertible Preferred Stock

General

The Company has authorized “blank check” preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At December 31, 2002 and 2001, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on the Company’s Common Stock. These payments are approximately $2.0 million per quarter. If the Company fails to make a scheduled preferred stock dividend payment, the dividends accumulate and compound at a rate of 7.5%. The Company has not made the last five scheduled preferred stock dividend payments. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in August 2002 to $8.00 per share to reflect the Company’s decision to forego payment of its May 2002 and August 2002 preferred stock dividend payment and the grant of new employee stock options. The Company intends to assess its cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on the preferred stock. As of December 31, 2002, the Company had approximately $10.4 million of accumulated unpaid dividends in arrears, which have been accrued and recorded as an increase to the carrying amount of the Series A and Series B preferred stock. A failure to make future dividend payments will result in a further reduction in the conversion price of the Preferred Stock and, in the case of the Series B Preferred Stock, may result in a future adjustment to the dividend rate to 12%.

Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, the Company is required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of December 31, 2002, the mandatory redemption amount was approximately $117.4 million. If the Company fails to redeem the Preferred Stock when due, it will be required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

In the event the Company liquidates, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of the Common Stock. As of December 31, 2002, the Liquidation Amount was $117.4 million, including $10.4 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, the Company is required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of December 31, 2002, one hundred seventy five percent of the stated value of the shares was $187.3 million. If the Company does not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

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

The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the years ended December 31, 2002 and 2001, approximately $1.8 million and $848,000, respectively, were recorded as an increase to the carrying value of the preferred stock.

7.	Stockholders’ Equity

On November 8, 1996, the Company completed its initial public offering of 3,850,000 shares of common stock. The stock was offered to the public at an initial offering price of $10.00 per share. The proceeds to the Company were approximately $35.0 million, net of offering costs of $2.7 million.

Immediately prior to the offering, Doubletree, JPD Corporation and the Fix Partnership received 5,175,000 shares in exchange for their outstanding membership interests in Candlewood LLC and certain minority interests in subsidiary LLC’s (Note 1). Total shares outstanding at December 31, 2002 and 2001 were 9,025,000.

8.	Stock Options

The Company has one stock option plan, the 1996 Equity Participation Plan, as amended, (the “Plan”), in which options may be granted to key personnel to purchase shares of the Company’s common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. The number of options available for grant under the Plan is 2,676,710. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted.

A summary of the Company’s stock option activity and related exercise price information for the years ended December 31, 2002, 2001 and 2000, is as follows:

		Weighted-
		Average
	Shares	Exercise Price

Options outstanding, December 31, 1999	1,187,823	$6.82
Granted	132,600	2.37
Exercised	—	—
Forfeited	(96,923)	4.61

Options outstanding, December 31, 2000	1,223,500	6.52
Granted	563,075	2.97
Exercised	—	—
Forfeited	(316,989)	5.35

Options outstanding, December 31, 2001	1,469,586	5.35
Granted	452,450	1.47
Exercised	—	—
Forfeited	(209,451)	5.76

Options outstanding, December 31, 2002	1,712,585	$4.24

At December 31, 2002, 1,712,585 options were outstanding at prices ranging from $0.70 to $11.25. There were 823,878, 705,461 and 600,957 shares exercisable as of December 31, 2002, 2001 and 2000, respectively.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of net income (loss) in future years. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the unaudited pro forma amounts indicated in the table below:

Year ended December 31,	2002	2001	2000

(In thousands except per share data):
Net (loss) income before preferred stock
dividends, as reported	$(27,323)	$(5,138)	$5,687
Stock-based employee compensation costs
at fair value under SFAS No. 123	(526)	(655)	(684)

Net (loss) income before preferred stock
dividends, pro forma	$(27,849)	$(5,793)	$5,003

Net (loss) income per share, as reported	$(3.96)	$(1.46)	$(0.26)
Stock-based employee compensation costs
per share	(0.06)	(0.07)	(0.07)

Net (loss) income per share, pro forma	$(4.02)	$(1.53)	$(0.33)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2002, 2001 and 2000, the following assumptions were used:

Year ended December 31,	2002	2001	2000

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	100.02%	60.14%	55.50%
Risk-free interest rate	4.24%	4.89%	6.30%
Expected life of options	5 years	5 years	5 years

The weighted-average fair value of the options granted during 2002, 2001, and 2000 was $0.90, $1.58 and $1.28 per share, respectively. The weighted-average exercise price and weighted-average contractual life, by exercise price range for options outstanding as of December 31, 2002, was as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
Exercise Price	Options	Exercise Price	Life

$0.70	69,000	$0.70	9.9 years
$1.10 to $1.60	81,950	1.32	9.4 years
$1.69 to $2.44	389,074	1.82	8.7 years
$2.75 to $4.00	528,474	3.16	7.8 years
$4.25 to $4.81	261,837	4.77	6.0 years
$7.25 to $10.50	352,250	8.93	4.7 years
$11.25	30,000	11.25	4.7 years

The weighted-average exercise price of the options exercisable as of December 31, 2002, 2001 and 2000 were $6.29, $7.37 and $8.14, respectively.

9.	Employee Benefits Plan

Effective June 1, 1996, the Company established the Candlewood Hotel Company 401(k) Profit Sharing Plan (the “Plan”) for its employees. Generally, all full-time employees over the age of 21 who have completed ninety days of service, as amended, are eligible to participate in the Plan. Employees are permitted to contribute up to 25% of their individual compensation, subject to certain limitations established by the Internal Revenue Service for plans of this type. The Company may, but is not obligated to, make contributions on behalf of each participant. Effective October 1, 1999, the Company match rate was increased from 25% to 50% of all participants’ contributions, not to exceed 6% of the employee’s compensation. For the years ended December 31, 2002, 2001 and 2000 respectively, the Company matched contributions in the amount of approximately $405,000, $456,000 and $411,000.

10.	Related Party Transactions

As of December 31, 2002, the Company had two managed hotel properties in which the Company’s chairman had a controlling interest. These properties are the Cambridge Suites and the Hotel at Old Town, both located in Wichita, Kansas. For the years ended December 31, 2002, 2001 and 2000, respectively, the Company received management fees from these properties in the amount of approximately $235,000, $216,000 and $223,000.

The Company purchases property and casualty insurance, workers’ compensation coverage, and builders risk insurance through an insurance agency (“Agency”) in which the Company’s chairman previously owned a minority interest. In June 2002, the agency was sold to an unaffiliated third party. The sale agreement included a three-year earnout period in which annual payments, calculated on the pre-tax profits of the agency, are paid to the former owners in proportion to their ownership interest in the agency. The earnout period ends on June 1, 2005. The Company awarded the insurance contracts through a competitive bid process. Prior to March 15, 1999, the Company also rented office space and equipment under a five-year lease from a corporation in which the Company’s chairman owns a minority interest. In addition, certain corporate travel is purchased from a corporation owned by the Company’s chairman. A summary of these transactions and the related payable at year-end for the years ended December 31, 2002, 2001 and 2000 is as follows:

Year ended December 31,	2002	2001	2000

(In thousands):
Total insurance premiums paid	$2,205	$1,628	$990
Office and equipment rent	—	1	6
Corporate air travel	106	275	160
Amounts payable at December 31,	40	5	89

11.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s approximated deferred income tax assets and liabilities as of December 31, 2002, 2001 and 2000 are as follows:

Year ended December 31,	2002	2001	2000

(In thousands):
Deferred Tax Assets:
Taxable gain on sale-leaseback transaction
in excess of book income	$3,769	$283	$279
Deferred franchise fee revenue	39	39	56
Tax benefit of net operating loss
carry-forwards	4,057	9,335	8,450

Total gross deferred tax assets	7,865	9,657	8,785
Valuation allowance	5,241	1,801	2,148

Total deferred tax assets	2,624	7,856	6,637

Deferred Tax Liabilities:
Excess tax depreciation over book	2,573	7,801	6,578
Financial basis in excess of tax basis of
intangible assets	51	55	59

Total deferred tax liabilities	2,624	7,856	6,637

Net deferred tax asset	$—	$—	$—

The deferred tax liabilities reflected in the above schedule resulted from items that are currently taxable for federal and state income tax purposes but were not included in book net income. Timing differences that resulted in a deferred tax asset but did not result in current taxes payable were offset by a valuation allowance due to the uncertainty of the ultimate realization of the asset.

The Company had a cumulative net operating loss carry-forward available to offset future taxable income of $45.8 million and $31.9 million as of December 31, 2002 and 2001, respectively, which expire in 2011 through 2022. Net operating losses, available to offset future taxable income, generated in the years ended December 31, 2002, 2001 and 2000, were approximately $14.0 million, $7.2 million and $3.9 million, which expire in 2022, 2021, and 2015, respectively.

12.	Sale / Leaseback of Hotels

As of December 31, 2002, the Company had completed four separate sale-leaseback transactions with Hospitality Properties Trust (“HPT”). In April 2002, the Company sold 21 hotels for a sale price of $145 million. As of December 31, 2002, the Company has sold 57 hotels to HPT for an aggregate sales price of $434.8 million.

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

The previous lease agreement provided for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place deposits with HPT equal to approximately 5% of the sales price, upon the initial closing of each transaction. These deposits were charged to cost of sales as the hotels were sold. As part of the newly executed lease, the Company was refunded the $10.4 million remaining balance of the guaranty deposit, which was recorded as an additional deferred gain on sale of hotels and will be recognized as income over the remaining lease term. In addition, the new lease requires the Company to guarantee the payment of rent for the duration of the lease.

The new lease also requires that the Company, as guarantor, must maintain a minimum net worth, as defined, of at least $75 million. At December 31, 2002, the Company’s net worth as defined in the agreement was $68.3 million. Although there has been no payment default under the new lease, this breach of the guarantee agreement gives HPT the right to start proceedings that would result in the cancellation of the lease agreement and the Company would lose its rights as a tenant. In addition, the Company would remain obligated to HPT for payment of any potential shortfalls in net rental proceeds incurred by HPT from releasing the hotels to another hotel operator. HPT has agreed to take no action prior to January 1, 2004 with respect to this provision of the guaranty, provided that the Company maintains a net worth of at least $60 million throughout the 2003 calendar year. The Company’s net worth may decline below $60 million during 2003. In addition, the Company may also be unable to obtain another waiver from HPT in the future or increase its net worth to satisfy the $75 million minimum net worth requirement on January 1, 2004. The financial statements do not reflect any adjustments related to these uncertainties.

In total, the Company has sold $434.8 million of hotels with a total deferred gain of $32.7 million, which includes the return of the guaranty deposits to the Company. Such gain has been deferred and is being recognized in income as noted in the Company’s accounting policies (Note 2). For the years ended December 31, 2002, 2001 and 2000, respectively, the Company recognized approximately $1.4 million, $1.3 million and $2.2 million of deferred gain into income. As of December 31, 2002, the Company has recognized a total of $6.8 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the hotels sold are presented on the consolidated statements of operations.

13.	Commitments

The Company leases corporate office space and certain equipment at its hotels and corporate offices under non-cancelable operating leases that expire at various dates through October 2007. The total monthly payment on these leases is approximately $108,000.

In addition, the Company leases 57 hotels under a non-cancelable operating lease with HPT. In April 2002, concurrent with the sale of 21 additional hotels to HPT, the Company re-negotiated its operating lease. As a result, the lease term was extended with a remaining lease term of 16 years expiring on December 2018. The lease calls for monthly lease payments of approximately $3.8 million, with annual base rent of approximately $45.5 million. In addition, the lease provides for contingent rent equal to 10% of the increase in gross hotel sales, as defined in the lease, over the amount generated in each hotel’s second year of operation. The monthly lease payments for hotels sold prior to April 2002 were not affected by the new lease terms.

Payments for all operating leases for the years ended December 31, 2002, 2001 and 2000, were approximately $42.3 million, $28.2 million and $27.8 million, respectively. Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year at December 31, 2002 are as follows:

Year ended December 31, 2002

(In thousands)
2003	$46,671
2004	45,895
2005	45,591
2006	45,521
2007	45,513
Thereafter	500,580

Total future minimum lease payments	$729,771

14.	Litigation and Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. All such proceedings individually and in aggregate are not expected to have a material adverse impact on the Company.

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:

Year ended December 31,	2002	2001	2000

(In thousands, except share and per share data):
(Loss) income available to common
stockholders before preferred stock dividends	$(27,323)	$(5,138)	$5,687
Preferred stock dividends	(8,401)	(8,025)	(8,025)

Net loss available to common stockholders
(Numerator of basic earnings per share)	$(35,724)	$(13,163)	$(2,338)
Dilutive securities – preferred stock dividends	—	—	—

Loss available to common stockholders
after assumed conversion of preferred stock
(Numerator for diluted earnings per share)	$(35,724)	$(13,163)	$(2,338)

Weighted-average common shares
(Denominator for basic earnings per share)	9,025,000	9,025,000	9,025,000
Dilutive securities – employee stock options	—	—	—
Dilutive securities – preferred stock	—	—	—

Adjusted weighted-average common shares
and assumed conversion of preferred stock
(Denominator for diluted earnings per share)	9,025,000	9,025,000	9,025,000

Per share amounts:
Net loss per share – basic	$(3.96)	$(1.46)	$(0.26)
Net loss per share – diluted	$(3.96)	$(1.46)	$(0.26)

For additional disclosures regarding the convertible preferred stock and the employee stock options, see Notes 6 and 8.

As of December 31, 2002, options to purchase 1,712,585 shares of common stock at a weighted-average exercise price of $4.24 per share were outstanding. These options were not included in the computation of diluted earnings per share as the Company had a net loss available to common stockholders and the inclusion of such options would be anti-dilutive.

As of December 31, 2002, the Company had $65.0 million and $42.0 million, respectively, of Series A and Series B Preferred Stock outstanding (See Note 6). The assumed conversion of these shares into approximately 13.4 million shares of common stock would be anti-dilutive and, therefore, was not included in the diluted earnings per share calculation as reported.

16.	Subsequent Events

As discussed in Note 6, the Company did not make its November 2002 preferred stock dividend payment, and in February 2003, the Company made the decision to forego payment of its $2.0 million February 2003 preferred stock dividend. Series A and B Preferred Stockholders have the right to convert, at any time at their option into shares of Common Stock. The Company’s failure to pay these dividends has resulted in an automatic adjustment to the conversion price of the Preferred Stock from $8.00 to $7.50 and may result in a future adjustment to the dividend rate. Preferred stock dividends are in preference to any dividend on the Company’s Common Stock.

17.	Quarterly Financial Data (unaudited)

The following is a summary of unaudited quarterly data for the years 2002, 2001 and 2000 (amounts in thousands, except for per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Hotel operating revenue	$29,976	$32,397	$32,493	$28,760
Total revenues	30,715	178,639	33,677	25,211
(Loss) before preferred stock dividends	(11,711)	(4,274)	(1,511)	(9,827)
Net (loss) available to common shareholders	(13,690)	(6,274)	(3,534)	(12,226)
Weighted average shares outstanding - basic
and diluted	9,025	9,025	9,025	9,025
Net (loss) per share of common stock -
basic and diluted	$(1.52)	$(0.69)	$(0.39)	$(1.36)
2001
Hotel operating revenue	$31,184	$33,369	$33,493	$29,046
Total revenues	32,207	34,783	63,797	29,466
(Loss) income before preferred stock dividends	(741)	947	(525)	(4,819)
Net (loss) available to common shareholders	(2,720)	(1,053)	(2,548)	(6,842)
Weighted average shares outstanding - basic
and diluted	9,025	9,025	9,025	9,025
Net (loss) per share of common stock -
basic and diluted	$(0.30)	$(0.12)	$(0.28)	$(0.76)
2000
Hotel operating revenue	$30,240	$33,840	$33,624	$30,067
Total revenues	31,213	35,101	35,265	31,833
Income (loss) before preferred stock dividends	256	3,014	3,082	(665)
Net (loss) income available to common
shareholders	(1,739)	1,018	1,065	(2,682)
Weighted average shares outstanding - basic
and diluted	9,025	9,025	9,025	9,025
Net (loss) income per share of common
stock – basic and diluted	$(0.19)	$0.11	$0.12	$(0.30)

SCHEDULE III
Candlewood Hotel Company, Inc.
Real Estate and Accumulated Depreciation
December 31, 2002
(in thousands)

						Costs Capitalized
				Initial Cost to Company		Subsequent to Acquisition

(1)					Depreciable		Depreciable
Candlewood Hotels	Location		Encumbrances	Land	Property	Land	Property

Wichita	Wichita	KS	$—	$—	$—	$—	$367
Omaha	Omaha	NE	—	—	—	—	272
Denver - Tech Center	Denver	CO	—	—	—	—	283
Louisville	Louisville	KY	—	—	—	—	168
Cincinnati-Blue Ash	Blue Ash	OH	—	—	—	—	145
Birmingham	Birmingham	AL	—	—	—	—	119
Kansas City	Overland Park	KS	3,932	542	5,366	—	118
Norfolk - Hampton	Hampton	VA	—	—	—	—	167
Wichita - Airport	Wichita	KS	—	—	—	—	94
Charlotte - Coliseum	Charlotte	NC	798	403	3,801	—	74
Detroit - Southfield	Southfield	MI	—	—	—	—	107
Raleigh-Cary	Raleigh	NC	2,489	578	5,232	—	86
Philadelphia - Willow Grove	Willow Grove	PA	—	—	—	—	117
Houston - Clear Lake	Clear Lake	TX	—	—	—	—	108
Knoxville	Knoxville	TN	—	—	—	—	15
Phoenix	Phoenix	AZ	—	—	—	—	153
Salt Lake City - Airport	Salt Lake City	UT	—	—	—	—	170
Salt Lake City - Ft. Union	Ft. Union	UT	—	—	—	—	123
Houston - Loop Central	Houston	TX	—	—	—	—	53
Houston - Town & Country	Houston	TX	—	—	—	—	184
Irvine East - Lake Forest	Irvine East	CA	—	—	—	—	107
Phoenix-Tempe	Tempe	AZ	—	—	—	—	134
Detroit - Auburn Hills	Auburn Hills	MI	4,535	1,205	6,217	—	86
Jacksonville	Jacksonville	FL	—	—	—	—	290
Huntsville	Huntsville	AL	—	—	—	—	106
Dallas - Fort Worth	Fossil Creek	TX	2,379	592	4,645	—	152
Detroit - Troy	Troy	MI	8,295	1,003	6,257	—	118
Miami - Airport	Miami	FL	—	—	—	—	24
Detroit - Warren	Warren	MI	—	—	—	—	108
Pittsburgh-Airport	Pittsburgh	PA	—	—	—	—	98
Des Moines	Des Moines	IA	—	—	—	—	94
Irving - Las Colinas	Las Colinas	TX	—	—	—	—	111
Chicago - Libertyville	Libertyville	IL	—	—	—	—	11
Austin - Northwest	Austin	TX	—	—	—	—	142
Somerset	Somerset	NJ	—	—	—	—	84
Charlotte-University	Charlotte	NC	—	—	—	—	105
Dallas - Arlington	Arlington	TX	—	—	—	—	46
Irvine - Spectrum	Irvine	CA	—	—	—	—	8
Albuquerque	Albuquerque	NM	—	—	—	—	122
Nashville - Brentwood	Brentwood	TN	—	—	—	—	106
Houston - Westchase	Westchase	TX	—	—	—	—	163
Dallas - Galleria	Dallas	TX	—	—	—	—	25
Dallas - Plano	Plano	TX	3,697	1,518	6,060	—	101
Denver - Lakewood	Denver	CO	—	—	—	—	107
Boston - Braintree	Boston	MA	—	—	—	—	137
Detroit - Ann Arbor	Ann Arbor	MI	—	—	—	—	20
Orlando - Altamonte Springs	Orlando	FL	—	—	—	—	120
Greensboro	Greensboro	NC	3,319	1,004	5,524	—	91
Dallas - North / Richardson	Dallas	TX	—	—	—	—	13
Anaheim - South	Anaheim	CA	—	—	—	—	18
Clearwater - St. Petersburg	St. Petersburg	FL	—	—	—	—	159
Baltimore - Airport	Baltimore	MD	—	—	—	—	92
Chicago - Schaumburg	Schaumburg	IL	—	—	—	—	21
Chicago - Naperville	Naperville	IL	—	—	—	—	23
Chicago - Waukegan	Waukegan	IL	—	—	—	—	18
St. Louis - Earth City	St. Louis	MO	—	—	—	—	24
Philadelphia - Mt. Laurel	Mt. Laurel	NJ	—	—	—	—	11
Minneapolis	Minneapolis	MN	—	—	—	—	90
Austin - South	Austin	TX	—	—	—	—	146

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried
	at Close of Period 12/31/02 (4)
				(2)	(3)
(1)		Depreciable		Accumulated	Date of	Date of
Candlewood Hotels	Land	Property	Total	Depreciation	Construction	Acquisition

Wichita	$—	367	$367	$(58)	May-96	Apr-95
Omaha	—	272	272	(37)	Apr-97	May-96
Denver - Tech Center	—	283	283	(35)	Apr-97	Jun-96
Louisville	—	168	168	(45)	Jun-97	Sep-96
Cincinnati-Blue Ash	—	145	145	(34)	Jun-97	Sep-96
Birmingham	—	119	119	(29)	Oct-97	Dec-96
Kansas City	542	5,484	6,025	(1,070)	Oct-97	Dec-96
Norfolk - Hampton	—	167	167	(31)	Oct-97	Dec-96
Wichita - Airport	—	94	94	(29)	Nov-97	Feb-97
Charlotte - Coliseum	403	3,875	4,278	(763)	Dec-97	Feb-97
Detroit - Southfield	—	107	107	(24)	Feb-98	Feb-97
Raleigh-Cary	578	5,318	5,895	(875)	Apr-98	Feb-97
Philadelphia - Willow Grove	—	117	117	(33)	Nov-97	Mar-97
Houston - Clear Lake	—	108	108	(29)	Dec-97	Mar-97
Knoxville	—	15	15	(0)	Jan-98	Mar-97
Phoenix	—	153	153	(41)	Jan-98	Mar-97
Salt Lake City - Airport	—	170	170	(41)	Jan-98	Mar-97
Salt Lake City - Ft. Union	—	123	123	(29)	Jan-98	Mar-97
Houston - Loop Central	—	53	53	(1)	Mar-98	Mar-97
Houston - Town & Country	—	184	184	(37)	Apr-98	Mar-97
Irvine East - Lake Forest	—	107	107	(32)	Nov-97	Apr-97
Phoenix-Tempe	—	134	134	(29)	Mar-98	May-97
Detroit - Auburn Hills	1,205	6,303	7,508	(1,005)	May-98	May-97
Jacksonville	—	290	290	(42)	Feb-98	Jun-97
Huntsville	—	106	106	(26)	Feb-98	Jun-97
Dallas - Fort Worth	592	4,797	5,389	(884)	Mar-98	Jun-97
Detroit - Troy	1,003	6,374	7,377	(1,026)	Jun-98	Jun-97
Miami - Airport	—	24	24	(0)	Aug-99	Aug-97
Detroit - Warren	—	108	108	(29)	Apr-98	Sep-97
Pittsburgh-Airport	—	98	98	(25)	Apr-98	Sep-97
Des Moines	—	94	94	(25)	May-98	Sep-97
Irving - Las Colinas	—	111	111	(26)	Jun-98	Sep-97
Chicago - Libertyville	—	11	11	(0)	Jun-98	Sep-97
Austin - Northwest	—	142	142	(34)	Jul-98	Sep-97
Somerset	—	84	84	(23)	Oct-98	Sep-97
Charlotte-University	—	105	105	(32)	Jul-98	Oct-97
Dallas - Arlington	—	46	46	(2)	Aug-98	Oct-97
Irvine - Spectrum	—	8	8	—	Sep-98	Dec-97
Albuquerque	—	122	122	(28)	Sep-98	Dec-97
Nashville - Brentwood	—	106	106	(23)	Oct-98	Dec-97
Houston - Westchase	—	163	163	(31)	Oct-98	Dec-97
Dallas - Galleria	—	25	25	(1)	Oct-98	Dec-97
Dallas - Plano	1,518	6,160	7,678	(965)	Oct-98	Jan-98
Denver - Lakewood	—	107	107	(25)	Nov-98	Jan-98
Boston - Braintree	—	137	137	(31)	Nov-98	Jan-98
Detroit - Ann Arbor	—	20	20	(1)	Nov-98	Feb-98
Orlando - Altamonte Springs	—	120	120	(1)	Nov-98	Feb-98
Greensboro	1,004	5,615	6,619	(868)	Dec-98	Feb-98
Dallas - North / Richardson	—	13	13	(0)	Jan-99	Feb-98
Anaheim - South	—	18	18	(0)	Sep-98	Mar-98
Clearwater - St. Petersburg	—	159	159	(0)	Dec-98	Mar-98
Baltimore - Airport	—	92	92	(25)	Dec-98	Mar-98
Chicago - Schaumburg	—	21	21	(0)	Feb-99	Mar-98
Chicago - Naperville	—	23	23	(0)	Feb-99	Mar-98
Chicago - Waukegan	—	18	18	(0)	Dec-98	Apr-98
St. Louis - Earth City	—	24	24	(1)	Mar-99	Apr-98
Philadelphia - Mt. Laurel	—	11	11	(0)	Jun-99	Apr-98
Minneapolis	—	90	90	(24)	Nov-98	May-98
Austin - South	—	146	146	(28)	Dec-98	May-98

SCHEDULE III
Candlewood Hotel Company, Inc.
Real Estate and Accumulated Depreciation
December 31, 2002
(in thousands)

						Costs Capitalized
				Initial Cost to Company		Subsequent to Acquisition

(1)					Depreciable		Depreciable
Candlewood Hotels	Location		Encumbrances	Land	Property	Land	Property

Atlanta - Gwinnett Place	Atlanta	GA	—	—	—	—	8
Columbus - East	Columbus	OH	—	—	—	—	19
Chicago - Hoffman Estates	Hoffman Estates	IL	2,996	1,413	7,276	—	63
Cleveland - North Olmsted	Cleveland	OH	—	—	—	—	19
Oklahoma City	Oklahoma City	OK	—	—	—	—	8
Chicago - O’Hare Airport	Schiller Park	IL	—	—	—	—	89
Jersey City	Jersey City	NJ	22,000	3,407	23,130	—	15
Las Vegas	Las Vegas	NV	—	—	—	—	40
San Antonio	San Antonio	TX	4,490	531	4,081	—	34
Corporate			—	—	1,793	—	2,492

			$58,932	$12,196	$79,381	$—	$9,143

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried
	at Close of Period 12/31/02 (4)
				(2)	(3)
(1)		Depreciable		Accumulated	Date of	Date of
Candlewood Hotels	Land	Property	Total	Depreciation	Construction	Acquisition

Atlanta - Gwinnett Place	—	8	8	—	Feb-99	May-98
Columbus - East	—	19	19	(0)	May-99	May-98
Chicago - Hoffman Estates	1,413	7,339	8,752	(990)	Apr-99	Jul-98
Cleveland - North Olmsted	—	19	19	(0)	Apr-99	Jul-98
Oklahoma City	—	8	8	—	Jun-99	Jul-98
Chicago - O’Hare Airport	—	89	89	(2)	Nov-99	Jul-98
Jersey City	3,407	23,145	26,552	(1,189)	Apr-01	Sep-98
Las Vegas	—	40	40	(2)	Apr-00	Jan-99
San Antonio	531	4,115	4,646	(163)	Apr-00	Jan-99
Corporate	—	4,285	4,285	(2,891)

	$12,196	$88,524	$100,720	$(13,771)

NOTES:

NA - Not applicable

(1)	This schedule includes all hotels operated at December 31, 2002, including company-owned and leased hotels.

(2)	For depreciable property, the Company uses a 40-year estimated life for buildings and components, ten years for furniture and fixtures, and three to five years on computer equipment and software.

(3)	Dates of construction represents the date the hotel became fully operational. This date is based on the completed project construction date.

(4)	There are no significant differences in the aggregate costs for federal income tax purposes.

The changes in total real estate and depreciable property for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Balance, beginning of year	$263,160	$297,370	$279,729
Acquisitions	6,342	5,102	17,641
Cost of hotels sold	(168,782)	(39,312)	—

Balance, end of year	$100,720	$263,160	$297,370

The changes in accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Balance, beginning of year	$24,878	$16,977	$8,582
Depreciation expense	5,303	9,189	8,418
Dispositions and other	(16,410)	(1,288)	(23)

Balance, end of year	$13,771	$24,878	$16,977

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Candlewood Hotel Company, Inc. (1)

3.2	Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (11)

3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (5)

3.4	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock. (9)

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (9)

4.1	Specimen Certificate of Common Stock. (2)

4.2	Form of Warrant. (9)

4.3	Amended and Restated Stockholders Agreement dated as of July 10, 1998. (9)

10.1	Form of Indemnification Agreement for Executive Officers and Directors. (1)

10.2	Indemnification Agreement Schedule. (10)

10.3	1996 Equity Participation Plan and Form of Stock Option Agreements. (3)

10.4	First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998. (10)

10.5	Employment Agreement between Candlewood Hotel Company, Inc. and Jack P. DeBoer dated as of September 1, 1996. (1)

10.6	Credit Facility Agreement between Candlewood Hotel Company, Inc. and Doubletree Corporation dated as of November 11, 1996. (4)

10.7	Subordinated Promissory Note from Candlewood Hotel Company, Inc. to Doubletree Corporation dated as of November 11, 1996. (4)

10.8	Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (5)

10.9	Amended and Restated Registration Rights Agreement dated as of July 10, 1998. (9)

10.10	Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (6)

10.11	First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto. (10)

10.12	Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT. (6)

10.13	Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (7)

10.14	First Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (10)

10.15	Second Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (8)

10.16	Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto. (10)

10.17	Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT. (7)

10.18	Securities Purchase Agreement dated as of September 30, 1998. (9)

10.19	Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point Properties, Inc. (10)

E-1

Exhibit
No.	Description

10.20	Third Amendment to Agreement to Lease by and between Candlewood Hotel Company, Inc. and HPT. (10)

10.21	Purchase and Sale Agreement by and among Candlewood Hotel Company, Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las Vegas, NV, LLC and HPT. (11)

10.22	Purchase and Sale Agreement, dated as of April 11, 2002, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and Hospitality Properties Trust, as purchaser. (12)

10.23	Second Amended and Restated Lease Agreement, dated as of April 11, 2002, by and between HPT CW Properties Trust, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (12)

10.24	Second Amended and Restated Assignment and Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., assignor, and HPT CW Properties Trust, assignee. (12)

10.25	Fourth Amendment to Agreement to Lease, dated as of April 11, 2002, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc. (12)

10.26	Second Amended and Restated Guaranty Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and Hospitality Properties Trust. (12)

10.27	Second Amended and Restated Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., as tenant, and HPT CW Properties Trust, as secured party. (12)

10.28	Second Amended and Restated Stock Pledge Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as pledgor, for the benefit of HPT CW Properties Trust , as secured party. (12)

10.29	Form of Letter Agreement between Candlewood Hotel Company, Inc. and certain executive officers and schedule related thereto. (13)

10.30	Limited Liability Company Agreement of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, between Candlewood Ventures I, LLC and BCIA CW Member, LLC.(14)

10.31	Guaranty of Candlewood Hotel Company, Inc., dated as of June 1, 1999, in favor of Candlewood Hotel Company Fund I, LLC.(14)

10.32	Loan Agreement, dated as of June 1, 1999, between Candlewood Hotel Company Fund I, LLC and Boston Capital Institutional Advisors LLC.(14)

10.33	Promissory Note of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, in favor of Boston Capital Institutional Advisors LLC.(14)

10.34	Key Principal Recourse Agreement, dated as of June 1, 1999, by Candlewood Hotel Company, Inc. for the benefit of Boston Capital Institutional Advisors LLC.(14)

*10.35	Senior Executive Transaction Bonus Plan.

10.36	Waiver Letter dated as of March 27, 2003 by and between Hospitality Properties Trust, Candlewood Hotel Company, Inc. and Candlewood Leasing No. 1, Inc.

10.37	Loan Agreement dated April 12, 2002 by and among Candlewood Portfolio 1, LLC, certain other Candlewood entities and GMAC Commercial Mortgage Corporation.

10.38	Promissory Note from Candlewood Portfolio 1, LLC and certain other Candlewood entities to GMAC Commercial Mortgage Corporation dated as of April 12, 2002.

11.1	Statement re Computation of Per Share Earnings - not applicable.

12.1	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Auditors.

*	Compensation Plan or Agreement

(1)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1 (Registration No. 333-12021) filed September 13, 1996.

(2)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 17, 1996.

(3)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 30, 1996.

(4)	Incorporated by reference from Candlewood Hotel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on October 8, 1997.

E-2

(6)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on January 7, 1998.

(7)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on June 9, 1998.

(8)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 6, 1998.

(9)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 10, 1998.

(10)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(12)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on April 26, 2002.

(13)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(14)	Incorporated by reference from Candlewood Hotel Company, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

E-3