Form 10-K/A
period 2002-12-31
CANDLEWOOD HOTEL CO INC
filed 2003-04-30
CIK 1022820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-12708

CANDLEWOOD HOTEL COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	48-1188025 (I.R.S. Employer Identification No.)

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

     Yes ☒     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ☐     No ☒

     The aggregate market value of common stock held by non-affiliates of the registrant, as of June 28, 2002, was $8,769,434 based on the closing sales price of $1.35 on such date.

     The number of shares outstanding of the registrant’s common stock, as of March 24, 2003, was 9,025,000.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Option Grants in Last Fiscal Year
Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information As of December 31, 2002
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Signatures
CERTIFICATIONS

PART III

     Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of Candlewood Hotel Company, Inc. (the “Company”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, are hereby amended and restated in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The directors of the Company are as follows:

			First Became
Name	Age	Principal Occupation or Position	a Director

Jack P. DeBoer	72	Chief Executive Officer and Chairman of the Board of the Company	1996
Warren D. Fix	64	Executive Vice President, Chief Financial Officer and Secretary of the Company	1996
Tony M. Salazar	51	Executive Vice President of McCormack Baron Salazar, Inc.	1997
Robert J. Cresci	59	Managing Director of Pecks Management Partners Ltd.	1997
Robert S. Morris	48	Managing Partner of Olympus Partners	1997
Frank J. Pados, Jr.	59	Executive Vice President of Desai Capital Management Inc.	1997
Thomas H. Nielsen	72	Principal of The Nielsen Company	1998
James E. Roos	51	President and Chief Operating Officer of the Company	2001
Seth E. Schofield	63	Chairman and Owner of Base International	2001
J. Michael Issa	52	Vice Chairman, Ballenger Cleveland & Issa, LLC	2002
Richard M. Kelleher	53	Principal of Pyramid Advisors, LLC	2002

     Jack P. DeBoer has served as Chairman of the Board and Chief Executive Officer of the Company since its inception. From October 1993 to September 1995, Mr. DeBoer was self-employed and was engaged in the development of the Candlewood extended-stay hotel concept. From 1988 to 1993, Mr. DeBoer co-founded and developed Summerfield Hotel Corporation, an upscale extended-stay hotel chain. In 1975, Mr. DeBoer founded the Residence Inn Company, an upscale extended-stay chain, which he built to 100 hotels before selling the company to Marriott Corporation in 1987. Mr. DeBoer is a member of the Board of Trustees of Innkeepers USA Trust, a publicly held lodging real estate investment trust.

     Warren D. Fix has served as a director and the Executive Vice-President, Chief Financial Officer and Secretary of the Company since its inception. From July 1994 to October 1995, Mr. Fix was a consultant to Doubletree, primarily developing debt and equity sources of capital for hotel acquisitions and refinancings. Additionally, Mr. Fix was a partner in The Contrarian Group, a business management company, from December 1992 to October 1995. From 1989 to December 1992, Mr. Fix served as President of the Pacific Company, a real estate investment and development company. From 1964 to 1989, Mr. Fix held numerous positions within The Irvine Company, a California-based real estate and development company, including most recently, Chief Financial Officer.

     Tony M. Salazar has served as a director of the Company since February 1997. Mr. Salazar is the Executive Vice President of McCormack Baron Salazar, Inc., a privately held real estate development and property management company, a position which he has held since 1985. He previously served as the

Executive Director of the Kansas City Neighborhood Alliance, a community development and financing agency.

     Robert J. Cresci has served as a director of the Company since November 1997. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the Board of Directors of Sepracor, Inc., Luminex Corporation, Aviva Petroleum Ltd., Film Roman, Inc., j2 Global Communications, Inc., SeraCare Life Sciences, Inc., Continucare Corporation, LTWC Corporation and several private companies.

     Robert S. Morris has served as a director of the Company since November 1997. Mr. Morris founded Olympus Partners in 1989 and serves as the Managing Partner of Olympus Private Placement Fund, L.P., Olympus Growth Fund II, L.P., Olympus Executive Fund, and Olympus Growth Fund III, L.P. Olympus manages approximately $1 billion in capital. Mr. Morris is currently a director of several Olympus portfolio companies, including Shemin Acquisition Corporation, Client Distribution Services, Inc. and Symmetry Medical Inc. He has served on the boards of several divested Olympus portfolio companies. He also serves on the Board of Directors of Hamilton College Endowment Fund. Mr. Morris received his A.B. from Hamilton College and his M.B.A. from the Amos Tuck School of Business at Dartmouth College.

     Frank J. Pados, Jr. has served as a director of the Company since November 1997. Mr. Pados is the Executive Vice President of Desai Capital Management Inc., an institutionally funded private equity investment firm with approximately $700 [million] under management, a position he has held since September 1995. From October 1983 to September 1995, he served as Managing Director of Trust Company of the West and Senior Partner of TCW Capital, an investment management firm.

     Thomas H. Nielsen has served as a director of the Company since his appointment in December 1998. Mr. Nielsen currently serves as Principal of The Nielsen Company, a position he has held since 1990. From 1996 to 2000, Mr. Nielsen served as Consulting Director of U.S. Trust of California, an investment management and private banking firm. From 1993 to 1996, Mr. Nielsen served as Managing Director of U.S. Trust of California. In 1978, Mr. Nielsen joined the Irvine Company, a California-based real estate and development company, and held several positions including President and Vice Chairman. He remains active with the Irvine Company as a Director Emeritus.

     James E. Roos has served as a director of the Company since his appointment in April 2001. Mr. Roos has served as President and Chief Operating Officer of the Company since June 1997. From 1993 to 1997, Mr. Roos was Executive Vice President of Posadas USA, Inc., a division of Grupo Posadas, S.A. de C.V., a Mexico City-based Latin American hotel company. From 1991 to 1993, Mr. Roos served as Vice President of Operations for the Western Region of Holiday Inns, Inc. From 1987 to 1991, Mr. Roos was Vice President of Operations and Development for Hampton Inns, Inc., a division of Promus Companies/Holiday Inns, Inc. From 1981 to 1987, Mr. Roos was Director of Operations for Holiday Inns, Inc.

     Seth E. Schofield has served as a director of the Company since May 2000. From 1960 to 1996, Mr. Schofield held several corporate positions with USAirways, including Chairman of the Board, President and Chief Executive Officer of USAir Group, Inc. and USAir, Inc. from 1991 to 1996. Mr. Schofield currently serves on the Board of Directors of USS Corporation, Marathon Oil and Calgon Carbon Corporation. Mr. Schofield is a member of the Desai Capital Management Advisory Board.

     J. Michael Issa has served as a director of the Company since his appointment in March 2002. Mr. Issa is currently Vice Chairman and Executive Managing Director of Ballenger Cleveland & Issa, LLC, a corporate consulting and turnaround firm. From 1987 to 2002, Mr. Issa served as a principal with Kibel Green Issa, Inc., a corporate consulting firm, and held several positions including Vice Chairman, Managing Director for the firm’s Orange County, California region. During the past five years, as part of his consulting practice, Mr. Issa has routinely assumed interim management roles, including executive management or court appointed responsible officer positions. He also manages the firm’s real estate and financial restructuring, and bankruptcy reorganization practices.

     Richard M. Kelleher has served as a director of the Company since his appointment in May 2002. Mr. Kelleher has served as Principal of Pyramid Advisors, LLC, a hotel management and advisory firm he founded, since March 1999. From 1997 to 1999, Mr. Kelleher was the President and Chief Operating Officer of Promus Hotel Corporation, the successor company to the Doubletree and Guest Quarters hotel operating entities. From 1992 through 1997, Mr. Kelleher was the President and Chief Executive Officer of Doubletree Hotel Corporation.

Stockholders Agreement

     Following the completion of the Company’s Series B Preferred Stock in July, 1998 (the “Series B Private Placement”), the Company, Mr. Jack P. DeBoer, Doubletree, the Alexander John DeBoer Trust dated March 14, 1995 and the Christopher Scott DeBoer Trust dated March 14, 1995 (the “DeBoer Trusts”), the Warren D. Fix Family Partnership, L.P. (the “Fix Partnership”) (collectively, the “Initial Stockholders”) and certain holders of Preferred Stock entered into an Amended and Restated Stockholders Agreement dated as of July 10, 1998 (the “Stockholders Agreement”). The Stockholders Agreement replaced that certain Stockholders Agreement dated as of September 22, 1997. The Stockholders Agreement provides that, subject to certain conditions described below and so long as each entity holds at least 20% of the Series A Preferred Stock that it originally purchased, Olympus Growth Fund II, L.P. (“Olympus”), Desai Capital Management, Inc. (“Desai”) and Pecks Management Partners Ltd. (“Pecks”, collectively, the “Series A Purchase Group”) are each entitled to designate a single individual for nomination to stand for election to the Board of Directors (for a total of three directors selected by the Series A Purchaser Group). In addition, subject to certain conditions described below and so long as each entity holds at least 20% of the Series B Preferred Stock originally purchased, the holders of at least a majority of the Series B Preferred Stock are entitled to designate a single individual for nomination to stand for election to the Board of Directors. The Stockholders Agreement also provides that, subject to certain conditions, Doubletree shall be entitled to designate two individuals for nomination to stand for election to the Board of Directors, and that Mr. DeBoer, the DeBoer Trusts and the Fix Partnership (collectively, the “DeBoer/Fix Holders”) (or a permitted transferee) are entitled to collectively designate two individuals for nomination to stand for election to the Board of Directors. Finally, the Stockholders Agreement permits, subject to certain conditions, Doubletree, together with the DeBoer/Fix Holders to designate the remaining independent directors for nomination to stand for election to the Board of Directors and to designate the president of the Company for nomination to stand for election to the Board of Directors. Each of the parties to the Stockholders Agreement have agreed to vote its shares in favor of the individuals nominated by the other parties to the Stockholders Agreement.

     The rights and obligations of the holders of the Preferred Stock under the Stockholders Agreement terminate as follows:

•	In the case of the holders of the Series A Preferred Stock, upon the failure of all such holders to collectively hold, beneficially or of record, at least 20% of the Series A Preferred Stock or Common Stock equivalents purchased in the initial offering of the Series A Preferred Stock.

•	In the case of the holders of the Series B Preferred Stock, upon the failure of all such holders to collectively hold, beneficially or of record, at least 20% of the Series B Preferred Stock or Common Stock equivalents purchased in the initial offering of the Series B Preferred Stock.

•	In the case of any holder of Preferred Stock, on the date that the Common Stock resulting from the conversion of Preferred Stock held by such holders into Common Stock have been sold pursuant to an effective registration statement in accordance with the rules and regulations of the Securities and Exchange Commission or a sale pursuant to Rule 144 thereof.

•	In addition, the rights and obligations of any of Olympus, Desai or Pecks under the Stockholders Agreement terminate if such entity holds, beneficially or of record, less than 20% of the Series A Preferred Stock or Common Stock equivalents purchased by such entity in the initial offering of the Series A Preferred Stock.

•	Finally, the rights and obligations of Doubletree and the DeBoer/Fix Holders under the Stockholders Agreement terminate upon both the failure of such holders or their permitted transferees, collectively, to hold, beneficially or of record, at least 20% of the outstanding voting interests of the Company, and the termination of the rights of the holders of the Series A Preferred Stock and the Series B Preferred Stock.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

Name	Age	Position

Jack P. DeBoer	72	Chief Executive Officer and Chairman of the Board
James E. Roos	51	President, Chief Operating Officer and Director
Warren D. Fix	64	Executive Vice President, Chief Financial Officer, Secretary and Director
Charles H. Armstrong, Jr.	45	Vice President – Franchise Sales
Tim D. Johnson	35	Vice President – Treasurer and Assistant Secretary
Thomas R. Kennalley	46	Vice President – Controller and Assistant Secretary
H. Steven Meadows	49	Vice President – Operations
David A. Redfern	37	Vice President – Sales and Marketing

     For a description of the business background of Messrs. DeBoer, Roos and Fix, see “DIRECTORS” above.

     Charles H. Armstrong, Jr. has served as Vice President – Franchise Sales of the Company since May 1999. From September 1997 to April 1999, he was Vice President of Franchise Sales for Wingate Inns, a subsidiary of Cendant Corporation. From May 1995 to August 1997, Mr. Armstrong was Director of Franchise Sales for Wingate Inns. From April 1993 to April 1995, he was Director of Franchise Sales for Hospitality Franchise Systems, which offers the Days Inn, Ramada Inn and Howard Johnson brands.

     Tim D. Johnson has served as Vice President – Treasurer and Assistant Secretary of the Company since November 1999. From July 1998 to November 1999, Mr. Johnson was Director of Strategic and Financial Planning of the Company. From March 1997 to July 1998, he held the position of Manager of Financial Reporting of the Company. From May 1995 to March 1997, Mr. Johnson was a Financial Analyst for THORN Americas, Inc., an operator of a national chain of rent-to-own stores. From January 1995 to May 1995, he was an accountant for RCM, a regional public accounting firm. From May 1994 to December 1994, Mr. Johnson was an Adjunct Instructor at the University of Oklahoma.

     Thomas R. Kennalley has served as Vice President – Controller and Assistant Secretary of the Company since December 1997. From 1996 to 1997, Mr. Kennalley was Director of Financial Reporting for THORN Americas, Inc., an operator of a national chain of rent-to-own stores. From 1991 to 1996, he held the position of Treasurer of Advantage Companies, Inc., the largest publicly held franchisor of Rent-A-Center stores. Mr. Kennalley also has ten years of experience in the audit department of a national firm of certified public accountants.

     H. Steven Meadows has served as Vice President – Operations since November 1998. From August 1993 to November 1998, Mr. Meadows held several positions with Posadas USA, Inc., a division of Grupo Posadas, S.A. de C.V., a Mexico City-based Latin American hotel company, including most recently, Vice President, Operations. From August 1991 to August 1993, he served as a General Manager for a hotel operated by Holiday Inns, Inc. From November 1990 to August 1991, Mr. Meadows served as a General Manager of a Ramada Hotel, a hotel operated by Hospitality Unlimited Investments.

     David A. Redfern has served as Vice President – Sales and Marketing of the Company since December 1995. From August 1994 to December 1995, Mr. Redfern served as the National Sales Director for the Summerfield Suites Hotel chain, an up-scale extended-stay hotel chain. From June 1993 to January 1995, Mr. Redfern served as a Task Force Manager for Summerfield Suites. From September 1991 to June 1993, Mr. Redfern attended the University of California – Irvine, where he received his M.B.A. degree. From January to June 1993, Mr. Redfern was also employed by Cruttenden & Co., Inc., an investment banking firm, as a research analyst. From August 1990 to September 1991, Mr. Redfern served as Director of Sales for the Summerfield Suites hotel in San Francisco, California. From 1988 to August 1990, Mr. Redfern was a Sales Manager for the Residence Inn by Marriott in La Jolla, California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file initial reports of ownerships and reports of changes in ownership with the Securities and Exchange Commission (“SEC”) and The Nasdaq Stock Market. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of copies of such forms received by it with respect to fiscal year 2002, or written representations from certain reporting persons, the Company believes that all of its directors and executives officers and persons who own more than 10% of the Company’s Common Stock have complied with the reporting requirements of Section 16(a); except that Richard M. Kelleher failed to timely file a Form 3 reporting his election as a director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, December 31, 2001 and December 31, 2002 of those persons who were either:

•	the chief executive officer of the Company;

•	one of the other four most highly compensated executive officers of the Company whose annual salary and bonuses exceeded $100,000; or

•	any other executive officer who would have qualified under the previous two categories but for the fact that the individual was not serving as an executive officer of the registrant at the end of the 2002 fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation(1)			Long Term
					Compensation
					Awards Stock	All Other
Name and Principal Position	Year	Salary		Bonus	Options (Shares)	Compensation(2)

Jack P. DeBoer	2002	$390,000		$—	80,000	$5,850
Chief Executive Officer and	2001	390,000		—	95,000	5,100
Chairman of the Board	2000	365,000		175,000	—	5,100
James E. Roos	2002	235,000		—	40,000	5,741
President and Chief	2001	235,000		—	96,000	2,100
Operating Officer	2000	215,000		100,000	—	5,100
Warren D. Fix	2002	235,000		—	40,000	5,152
Executive Vice President,	2001	235,000		—	71,000	5,100
Chief Financial Officer and	2000	215,000		100,000	—	5,100
Secretary
Charles H. Armstrong, Jr.	2002	189,000	(3)	—	20,000	5,526
Vice President -	2001	235,000	(3)	—	20,000	5,040
Franchise Sales	2000	234,000	(3)	—	—	4,980
H. Steven Meadows	2002	150,000		—	20,000	4,500
Vice President -	2001	150,000		—	20,000	5,100
Operations	2000	130,000		40,000	—	4,713

(1)	Amounts of other annual compensation are not shown because such compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus of the Named Executive Officer.

(2)	For fiscal year 2002, represents matching contributions paid by the Company under the Company’s 401(k) plan of $5,850, $5,741, $5,152, $5,526 and $4,500 for Messrs. DeBoer, Roos, Fix, Armstrong and Meadows, respectively. For fiscal year 2001, represents matching contributions paid by the Company under the Company’s 401(k) plan of $5,100, $2,100, $5,100, $5,040 and $5,100 for Messrs. DeBoer, Roos, Fix, Armstrong and Meadows, respectively. For fiscal year 2000, represents matching contributions paid by the Company under the Company’s 401(k) plan of $5,100, $5,100, $5,100, $4,980 and $4,713 for Messrs. DeBoer, Roos, Fix, Armstrong and Meadows, respectively.

(3)	Represents a base salary of $125,000 on an annualized basis plus sales commissions.

Options

     The following table sets forth certain information with respect to grants of stock options during 2002 to the Named Executive Officers pursuant to the Company’s 1996 Equity Participation Plan.

Option Grants in Last Fiscal Year

					Potential
		Percentage			Realizable Value at
		of Total			Assumed Annual
	Number of	Options	Exercise		Rates of Stock Price
	Securities	Granted to	of Base		Appreciation
	Underlying	Employees	Price		for Option Term(1)
	Options	in Fiscal	per	Expiration
Name	Granted	Year	Share)	Date	5%	10%

Jack P. DeBoer	80,000	—%	$—	—	$—	$—
James E. Roos	40,000	—	—	—	—	—
Warren D. Fix	40,000	—	—	—	—	—
Charles H. Armstrong, Jr.	20,000	—	—	—	—	—
H. Steven Meadows	20,000	—	—	—	—	—

(1)	Assumed annual rates of return are for illustrative purposes only. Actual stock price will vary from time to time based upon market factors and the Company’s financial performance. No assurance can be given that such rates will be achieved.

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 2002 pursuant to the Company’s 1996 Equity Participation Plan. No options were exercised by any of the Named Executive Officers during 2002.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

			Value of Unexercised
	Number of Unexercised		In-the-Money
	Options at		Options at
	December 31, 2002		December 31, 2002 (1)

	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack P. DeBoer	106,250	168,750	–	–
James E. Roos	168,250	122,750	–	–
Warren D. Fix	112,000	104,000	–	–
Charles H. Armstrong, Jr.	23,750	41,250	–	–
H. Steven Meadows	30,000	35,000	–	–

(1)	Based on the closing sales price of the Company’s Common Stock on the Nasdaq National Stock Market on December 31, 2002 ($0.53), minus the exercise price of the option, multiplied by the number of shares to which the option relates, none of the exercisable or unexercisable options were in-the-money.

Agreements Relating to Employment and Change in Control Benefits

     The Company has entered into an employment agreement with Mr. DeBoer under which he has agreed, subject to certain conditions, to continue to serve as the Company’s Chief Executive Officer. The contract renews annually unless earlier terminated. Mr. DeBoer will receive annual cash compensation and shall be eligible for a bonus to be set by the Compensation Committee. The contract provides that upon a change of control of the Company or termination of employment under certain circumstances, Mr. DeBoer will be entitled to a payment equal to three times his average annual salary for the previous three years. The contract provides that, during the term of the contract, except with respect to certain passive investments in lodging companies and hotel properties and activities related to properties held at the time of the offering, Mr. DeBoer will not engage in the acquisition, founding, development, operation or management of any hotel company or chain. The contract also provides that for two years after Mr. DeBoer’s contract ends, subject to the aforementioned exceptions, Mr. DeBoer will not engage in the acquisition, founding, development, operation, or management of any new hotel company or chain.

     The Company has entered into change in control letters agreements with Messrs. Fix, Roos, Kennalley, Johnson, Armstrong, Meadows and Redfern. The agreements provides enhanced benefits in the case of a change in control of the Company and are available if, within two years of the change in control, the participant is terminated other than for cause (as defined) or as a result of a disability or if the participant terminates his employment for good reason (as defined), or if, within 30 days of a change in control, the participant terminates or resigns his employment for any reason. Upon a qualifying termination following a change in control, the participants are entitled to severance compensation and benefits, including a multiple of base salary, certain target bonus benefits, health medical, disability and dental benefits and full vesting of stock options.

     The Company has adopted the Candlewood Hotel Company, Inc. Senior Executive Transaction Bonus Plan pursuant to which certain senior executive of the Company are eligible to receive a bonus upon completion of a change in control of the Company. The Company’s chief executive officer is responsible for awarding bonuses under the plan, but no awards have been designated as of the date of this filing. The aggregate amount of bonuses that may be awarded under the plan is $600,000.

Board Compensation and Benefits

     The Company’s Independent Directors receive directors’ fees of (i) $4,000 for each regularly scheduled Board of Directors meeting attended in-person or (ii) $1,000 for each regularly scheduled Board of Directors Meeting at which participation is by telephone; provided, however, that no Independent Director receives a fee for any Board of Directors meeting conducted by unanimous written consent. Each Independent Director receives directors’ fees of $500 for participation at a meeting of the Board of Directors which has not been regularly scheduled, such fee to be paid for participation either in-person or by telephone. In addition, each Independent Director who is also a member of the Compensation Committee, Audit Committee, Hotel Development Committee or Strategic Alternative Committee of the Company receives a fee of $500 for a committee meeting which has not been regularly scheduled or is scheduled on a day the Board of Directors is not otherwise meeting, such fee to be paid for participation either in-person or by telephone. Pursuant to the Company’s 1996 Equity Participation Plan, each of the Company’s existing directors (other than Messrs. DeBoer, Fix and Roos) was entitled to receive immediately prior to the commencement of the Company’s initial public offering a grant of non-qualified stock options to purchase 10,000 shares of Common Stock at the initial public offering price. Also pursuant to the 1996 Equity Participation Plan, each person who became a director subsequent to the Company’s initial public offering will receive a grant of non-qualified stock options to purchase 10,000 shares of Common Stock at the fair market value of the Common Stock on the date such person becomes a member of the Board of Directors. Each director may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has implemented a policy requiring any material transaction or agreement with a related party to be approved by a majority of the directors not interested in such transaction or agreement, provided that they determine that the terms of any such transaction or agreement are no less favorable to the Company than those that could be obtained from an unaffiliated third party. Compensation and benefit practices of the Company are established and governed by the Compensation Committee comprised exclusively of independent members of the Board of Directors. The Compensation Committee currently consists of Tony M. Salazar, Seth E. Schofield and J. Michael Issa. Mr. Fix is a non-voting ex officio member of the Audit and Compensation Committees. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 24, 2003, the amount and percentage of the outstanding shares of the Company’s Common Stock, Preferred Stock and Common Share Equivalents (the Common Stock together with the Preferred Stock on an as-converted basis) which, according to the information supplied to the Company, are beneficially owned by:

•	each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of such securities,

•	each person who is a director of the Company (each of whom is also a nominee for election as a director of the Company),

•	each Named Executive Officer (as defined on page 7), and

•	all current directors and executive officers of the Company as a group.

Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting or dispositive power with respect to the shares that are deemed beneficially owned by such person or entity.

	Shares Beneficially Owned
							Common Share
	Series A Preferred		Series B Preferred		Common		Equivalents(3)

Name and Address of		Percent		Percent		Percent		Percent
Beneficial Owner (1)	Number	of Class	Number	of Class	Number(2)	of Class	Number	of Class

Directors/Nominees and Named Executive Officers:
Charles H. Armstrong, Jr. (4)	0	—	0	—	43,500	*	43,500	*
Robert J. Cresci (5)(6)	0	—	0	—	10,000	*	10,000	*
Jack P. DeBoer (6)(7)	1,000	1.54	0	—	2,271,099	24.71	2,404,432	10.25
Warren D. Fix (6)(8)	250	*	0	—	425,465	4.64	458,798	1.96
J. Michael Issa (9)	0	—	0	—	2,500	*	2,500	*
Richard M. Kelleher (10)	0	—	0	—	2,500	*	2,500	*
H. Steven Meadows (11)	0	—	0	—	40,000	*	40,000	*
Robert S. Morris (6)(12)	0	—	0	—	10,000	*	10,000	*
Thomas H. Nielsen (13)	0	—	0	—	10,000	*	10,000	*
Frank J. Pados, Jr. (6)(14)	0	—	0	—	10,000	*	10,000	*
James E. Roos (15)	0	—	0	—	237,000	*	237,000	*
Tony M. Salazar (16)	0	—	0	—	10,000	*	10,000	*
Seth E. Schofield (17)	0	—	0	—	5,000	*	5.000	*
All directors and executive officers as a group (16 persons) (4)(5)(7)(8)(9)(10) (11)(12)(13)(14)(15)(16)(17)	1,250	1.92	0	—	3,239,919	32.78	3,406,586	14.11
5% Beneficial Holders:
Stockholders Group (6)	64,250	98.85	41,790	99.50%	5,732,860	59.24	19,871,527	82.99
Doubletree Corporation (6) Hilton Hotels Corporation World Headquarters 9336 Civic Center Drive Beverly Hills, California 90210	0	—	0	—	2,587,500	22.28	2,587,500	11.11
Olympus Growth Fund, II, L.P. (6)(18) One Station Place Stamford, Connecticut 06430	9,900	15.23	4,841	11.53	38,728	*	2,004,195	8.59
Whiting & Co. (6)(19) c/o J.P. Morgan Investment Mgmt. 522 Fifth Avenue, 6th Floor New York, New York 10036	10,000	15.38	0	—	0	—	1,333,333	5.72

	Shares Beneficially Owned
							Common Share
	Series A Preferred		Series B Preferred		Common		Equivalents(3)

Name and Address of		Percent		Percent		Percent		Percent
Beneficial Owner (1)	Number	of Class	Number	of Class	Number(2)	of Class	Number	of Class

Chase Venture Capital Associates (6)(19) 380 Madison Avenue, 12th Floor New York, New York 10017	7,000	10.77	0	—	0	—	933,333	4.01
Arbor Lake Club, Ltd. (6)(20) 760 N.W. 107th Avenue, Suite 300 Miami, Florida 33172	7,000	10.77	0	—	0	—	933,333	4.01
Pecks Management Partners Ltd. (6)(21) One Rockefeller Plaza, Suite 900 New York, New York 10020	7,000	10.77	7,900	18.81	63,200	*	2,049,867	8.78
Private Equity Investors III, L.P. (6)(22) 540 Madison Avenue, 36th Floor New York, New York 10022	3,500	5.38	12,000	28.57	96,000	1.05	2,162,667	9.25
Equity-Linked Investors-II, L.P. (6)(23) 540 Madison Avenue, 36th Floor New York, New York 10022	3,500	5.38	12,000	28.57	96,000	1.05	2,162,667	9.25
Advance Capital Associates, L.P. (6)(24) 660 Madison Avenue, 15th Floor New York, New York 10021	3,250	5.00	2,000	4.77	16,000	*	716,000	3.07
The FFJ Nominee Trust (6)(19) Samuel T. Byrne, Trustee c/o Boston Capital Institutional Advisors One Boston Place Boston, Massachusetts 02108-4406	3,250	5.00	0	—	0	—	433,333	1.86
Mutual Life Insurance Company of New York (6)(25) 1740 Broadway New York, New York 10019	3,250	5.00	3,000	7.14	24,000	*	857,333	3.68
Allied Capital Corporation (6)(26) 1919 Pennsylvania Avenue, Third Floor Washington, DC 20006	3,250	5.00	0	—	0	—	433,333	1.86

*	Less than one percent.

(1)	The address of each of the directors and officers listed in the table is c/o Candlewood Hotel Company, 8621 E. 21st Street North, Suite 200, Wichita, Kansas 67206.

(2)	Includes options exercisable within 60 days of April 24, 2003 and assumes the conversion of certain warrants issued by the Company in connection with the issuance of the Series B Preferred Stock (the “Series B Warrants”) for Common Stock on a one-to-one basis.

(3)	Includes Common Stock (including options exercisable within 60 days of April 24, 2003), shares of Series A Preferred Stock and Series B Preferred Stock (after giving effect to the conversion at a ratio of 133.333333 shares of Common Stock per share of Preferred Stock), and the conversion of the Series B Warrants on a one-to-one basis into shares of Common Stock.

(4)	Includes 40,000 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(5)	Includes 10,000 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003. Excludes 7,000 shares of Series A Preferred Stock, 7,900 shares of Series B Preferred Stock and 63,200 Series B Warrants beneficially owned by Pecks Management Partners, Ltd. (“Pecks”). Mr. Cresci is a Managing Director of Pecks and disclaims beneficial ownership of such shares.

(6)	On July 10, 1998, an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) was executed by and between the Company, Messrs. DeBoer and Fix, Doubletree and certain other parties signatory thereto in connection with the issuance of the Company’s Series B Preferred Stock (collectively, the “Stockholders Group”). The Stockholders Group may be deemed to be a “group” for purposes of 13(d)(3) of the Securities Exchange Act of 1934, as amended. Messrs. DeBoer, Fix, Cresci (through his association with Pecks), Morris (through his association with Olympus Growth Fund II, L. P. (“OGF-II”) and Olympus Executive Fund, L.P. (“OEF”), Pados (through his association with Private Equity Investors III, L.P. (“PEI-III”) and Equity-Linked Investors-II (“ELI-II”), Doubletree and the other parties to the Stockholders Agreement may therefore be deemed to beneficially own those shares listed as beneficially owned by the Stockholders Group. The Stockholders Agreement provides for certain rights and obligations regarding the nomination and election of directors. See “Stockholders Agreement.” The listed holders disclaim beneficial ownership of the shares except to the extent that they have a pecuniary interest therein.

(7)	Includes 167,500 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003. Excludes 114,476 shares of Common Stock held by the Alexander John DeBoer Trust dated March 14, 1995 and the Christopher Scott DeBoer Trust dated March 14, 1995 (collectively, the “DeBoer Trusts”). Mr. DeBoer has no interest in the DeBoer Trusts and disclaims beneficial ownership of such shares.

(8)	Includes 250 shares of Series A Preferred Stock held by Mr. Fix as Trustee for the Warren D. Fix Defined Benefit Plan Trust. Includes 274,965 shares of Common Stock held by the Warren D. Fix Family Partnership, L.P. (the “Fix Partnership”). Mr. Fix disclaims beneficial ownership of these shares except to the extent of his interest in the Fix Partnership. Includes 150,500 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(9)	Includes 2,500 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(10)	Includes 2,500 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(11)	Includes 40,000 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(12)	Includes 10,000 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003. Excludes 100 shares of Series A Preferred Stock, 49 shares of Series B Preferred Stock and 392 Series B Warrants beneficially owned by OEF. Excludes 9,900 shares of Series A Preferred Stock, 4,841 shares of Series B Preferred Stock and 38,728 Series B Warrants beneficially owned by OGF-II. Mr. Morris is an executive officer of the general partners of both OEF and OGF-II and disclaims beneficial ownership of the shares held by such entities.

(13)	Includes 10,000 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(14)	Includes 10,000 shares of Common Shares subject to options exercisable within 60 days of April 24, 2003. Excludes 3,500 shares of Series A Preferred Stock, 12,000 shares of Series B Preferred Stock and 96,000 Series B Warrants beneficially owned by ELI-II. Excludes 3,500 shares of Series A Preferred Stock, 12,000 shares of Series B Preferred Stock and 96,000 Series B Warrants beneficially owned by PEI-III. Mr. Pados is an executive officer of Desai Capital Management Incorporated (“DCMI”) and disclaims beneficial ownership of such shares. DCMI acts as an investment advisor to PEI-III and ELI-II and, with the respective general partners of PEI-III and ELI-II, has the power to vote or to direct the vote and to dispose or to direct the disposition of such shares under an investment and advisory agreement between PEI-III and ELI-II.

(15)	Includes 237,000 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(16)	Includes 10,000 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(17)	Includes 5,000 shares of Common Stock subject to options exercisable within 60 days of April 24, 2003.

(18)	Based on Schedule 13D filed October 23, 1997 and Schedule 13D/A filed December 11, 1998 by OGF-II and OEF. OEF, an affiliate of OGF-II, beneficially owns an additional 100 shares of Series A Preferred Stock, 49 shares of Series B Preferred Stock and 392 Series B Warrants, and, as a party to the Stockholders Agreement, may therefore be deemed to beneficially own those shares listed as beneficially owned by the Stockholders Group.

(19)	The listed holder is known by the Company to have purchased shares of the Company’s Preferred Stock and to have entered into the Stockholders Agreement. The Company is unaware of any other stockholdings of the holder.

(20)	Based on Schedule 13D filed on June 4, 1998 and Schedule 13D/A filed on September 10, 1998 by LNR Candlewood Holdings, Inc. (“LNR”), Leisure Colony Management Corp. and LNR Property Corporation (“LNR Property”). According to information provided to the Company by its stock transfer agent, the shares issued to LNR were transferred to Arbor Lake Club, Ltd. (“Arbor”). Both LNR and Arbor are indirectly wholly-owned and controlled by LNR Property.

(21)	Based on Schedule 13D filed on June 4, 1998, and Schedule 13D/A filed on September 10, 1998 by Pecks Management Partners, Ltd.

(22)	Based on Schedule 13D filed on June 4, 1998 and Schedule 13D/A filed on September 10, 1998 by ELI-II, PEI-III, DCMI and Rohit Mujilal Desai (“Mr. Desai”). The power to vote or to direct the vote and to dispose of, or to direct the disposition of, the shares held by PEI-III is vested in its general partner Rohit M. Desai Associates-III, LLC (“RMDA-III”), however, such decisions may also be made by DCMI under an investment and advisory agreement between PEI-III and DCMI. Accordingly, RMDA-III and DCMI may be deemed to beneficially own the shares held by PEI-III. Mr. Desai is the managing member of RMDA-III and the Chairman, President and Treasurer of DCMI, and may be deemed to share the power to vote or to direct the vote and to dispose of, or to direct the disposition of, the shares held by PEI-III.

(23)	Based on Schedule 13D filed on June 4, 1998 and Schedule 13D/A filed on September 10, 1998 by ELI-II, PEI-III, DCMI and Mr. Desai. The power to vote or to direct the vote and to dispose of, or to direct the disposition of, the shares held by ELI-II is vested in general partner Rohit M. Desai Associates-II (“RMDA-II”), however, such decisions may also be made by DCMI under an investment and advisory agreement between ELI-II and DCMI. Accordingly, RMDA-II and DCMI may be deemed to beneficially own the shares held by ELI-II. Mr. Desai is the general partner of RMDA-II and the Chairman, President and Treasurer of DCMI, and may be deemed to share the power to vote or to direct the vote and to dispose of, or to direct the disposition of, the shares held by ELI-II.

(24)	Based on Schedule 13D filed on June 4, 1998 and Schedule 13D/A filed on September 10, 1998 by Advance Capital Associates L.P. (“Advance L.P.”), Advance Capital Management, LLC (“Advance LLC”), Advance Capital Partners, L.P. (“Advance Capital”) and Advance Capital Offshore Partners, L.P. (“Advance Offshore”). The shares beneficially owned by Advance L.P. and Advance LLC are held by Advance Capital (2,457 shares of Series A Preferred Stock, 1,523 shares of Series B Preferred Stock and 12,184 Series B Warrants) and Advance Offshore (793 shares of Series A Preferred Stock, 477 shares of Series B Preferred Stock and 3,816 Series B Warrants). With respect to the shares issued to them, respectively, Advance Capital and Advance Offshore each has shared power to vote or to direct the vote and to dispose of, or to direct the disposition of, the shares beneficially owned by Advance L.P. and Advance LLC.

(25)	Based on Schedule 13D filed on June 4, 1998 and Schedule 13D/A filed on September 10, 1998 by The Mutual Life Insurance Company of New York (“MONY”). The shares beneficially owned by MONY are held by J. Romeo & Co.

(26)	Based on Schedule 13D filed on June 4, 1998 and Schedule 13D/A filed on September 10, 1998 by Allied Capital Corporation.

Equity Compensation Plan Information

     The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information
As of December 31, 2002

	Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by security holders(1)	1,712,585	$4.24	964,125
Equity compensation plans not approved by security holders	0	$0	0
Total	1,712,585	$4.24	964,125

(1)	Based on the Company’s 1996 Equity Participation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company purchases property and casualty insurance, worker’s compensation coverage, and builders risk insurance through Manning & Smith Insurance, an insurance agency in which Mr. DeBoer previously owned a minority interest. On June 1, 2002, Manning & Smith Insurance was sold to Arthur Gallagher & Company, an unaffiliated third party. The sale agreement included a three-year earnout period in which annual payments, calculated on the pre-tax profits of the agency, are paid to the former owners, including Mr. DeBoer, in proportion to their ownership interest in the agency. The earnout period ends on June 1, 2005. The Company awarded the insurance contracts through a competitive bid process. For the years ended December 31, 2002, 2001 and 2000, the Company paid insurance premiums to Manning & Smith Insurance for such coverage in the amount of $2,205,000, $1,628,000 and $990,000, respectively.

     In February 1999, the Company purchased a 0.1% interest in an airplane in which a company owned by Mr. DeBoer owns a majority interest for a nominal amount of cash. The Company purchases corporate air travel through Wichita Air Services, a Wichita, Kansas based air travel service, owned by Mr. DeBoer. For the years ended December 31, 2002, 2001 and 2000, the Company purchased corporate air travel from Wichita Air Services in the amounts of $106,000, $275,000 and $160,000, respectively.

     The Company entered into a management agreement with Wichita Downtown Residence Associates in April 1997 to provide management services to Cambridge Suites by Candlewood, located in Wichita, Kansas. In exchange for providing all management services as specified in the agreement, the Company receives management fees equal to 3.0% of room revenue and 4.5% of gross operating profit. In addition, the Company receives accounting fees equal to $500 per month. The current agreement expires in April 2008 and is renewable annually thereafter upon mutual consent. Mr. DeBoer is a majority partner in Wichita Downtown Residence Associates. For the years ended December 31, 2002, 2001 and 2000, the Company received fees of $72,000, $50,000 and $62,000, respectively.

     In April 1998, the Company entered into a management agreement with The Hotel At Old Town, Inc., located in Wichita, Kansas to provide management services to The Hotel At Old Town. The hotel opened in March 1999. In exchange for providing all management services as specified in the agreement, the Company receives management fees equal to 3.0% of room revenue and 4.5% of gross operating profit. In addition, the Company receives accounting fees equal to $500 per month. The term of the agreement is five years and expires in March 2004. The agreement is renewable for additional multi-year terms upon mutual consent of the parties. Mr. DeBoer is a majority partner in The Hotel at Old Town, Inc. For the years ended December 31, 2002, 2001 and 2000, the Company received fees of $163,000, $166,000 and $161,000, respectively.

     Mr. Armstrong holds a limited partner interest and a general partner interest in one of the Company’s franchise hotels. Pursuant to the franchise agreement, the Company received franchise income of $52,885 for the year ended December 31, 2002. In 2002, the Company made two payments in the aggregate of $135,000 representing a one time incentive payment to the hotel upon the attainment of franchise incentives set forth in the franchise agreement.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 29, 2003	CANDLEWOOD HOTEL COMPANY, INC.

	By:	/s/ Jack P. DeBoer

Jack P. DeBoer
Chairman and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

     I, Jack P. DeBoer, Chairman and Chief Executive Officer, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Candlewood Hotel Company, Inc.;

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

Dated: April 29, 2003	/s/ Jack P. DeBoer

Jack P. DeBoer
Chairman and Chief Executive Officer
(Principal Executive Officer)

     I, Warren D. Fix, Executive Vice President and Chief Financial Officer, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Candlewood Hotel Company, Inc.;

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

Dated: April 29, 2003	/s/ Warren D. Fix

Warren D. Fix
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)