Form 10-Q
period 2003-03-31
CANDLEWOOD HOTEL CO INC
filed 2003-05-15
CIK 1022820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2003

Common Stock, $.01 par value	9,025,000 shares

CANDLEWOOD HOTEL COMPANY, INC.

FORM 10 – Q
FOR THE QUARTER ENDED
MARCH 31, 2003

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations for the three- months ended March 31, 2003 and March 31, 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the three-months ended March 31, 2003 and March 31, 2002 (unaudited)	5
	Notes to Consolidated Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	28
	Certifications	30-31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and share data)

	March 31,
	2003	December 31,
	(Unaudited)	2002

Assets:
Investment in hotels	$101,230	$100,720
Accumulated depreciation and amortization	(14,825)	(13,771)

Net investment in hotels	86,405	86,949
Cash and cash equivalents (including $360 and $357 of restricted cash, respectively)	6,864	9,270
Deposits	46,086	46,086
Accounts and other receivables	4,674	3,705
Investments in joint ventures	7,506	8,393
Other assets	10,697	13,934

Total assets	$162,232	$168,337

Liabilities, Preferred Stock and Stockholders’ Deficit:
Mortgages and notes payable	$58,919	$58,932
Accounts payable and other accrued expenses	14,354	15,083
Deferred gain on sale of hotels	25,519	25,932
Other liabilities	101	98

Total liabilities	98,893	100,045
Redeemable, convertible, cumulative preferred stock (“Series A”), $1,000 stated value, 65,000 shares authorized and outstanding, net of offering costs (including $7,638 and $6,319 of dividends in arrears, respectively)	70,808	69,209
Redeemable, convertible, cumulative preferred stock (“Series B”), $1,000 stated value, 42,000 shares authorized and outstanding, net of offering costs (including $4,935 and $4,083 of dividends in arrears, respectively)	45,608	44,553
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized, 9,025,000 issued and outstanding	90	90
Additional paid-in capital	19,542	22,197
Other comprehensive income	(177)	(140)
Accumulated deficit	(72,532)	(67,617)

Total stockholders’ deficit	(53,077)	(45,470)

Total liabilities, preferred stock and stockholders’ deficit	$162,232	$168,337

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except share and per share data)

	Three-Months Ended

	March 31, 2003	March 31, 2002

Revenues:
Hotel operations	$28,546	$29,976
Franchise and management fee income	1,053	931
Loss from joint ventures	(1,094)	(475)

Total hotel operating revenues	28,505	30,432
Deferred gain recognition on sales of hotels	405	283

Total revenues	28,910	30,715

Operating costs and expenses:
Hotel operating expenses	18,591	19,202
Corporate operating expenses	1,387	1,442
Rent expense on leased hotels	11,482	7,174
Depreciation and amortization	1,252	2,669
Impairment loss	—	8,604

Total operating costs and expenses	32,712	39,091

	(3,802)	(8,376)
Interest income	36	93
Interest expense	(1,147)	(3,428)

Loss before preferred stock dividends	(4,913)	(11,711)
Preferred stock dividends	(2,332)	(1,979)

Net loss available to common stockholders	$(7,245)	$(13,690)

Per share data:
Net loss per share of common stock – basic and diluted	$(0.80)	$(1.52)

Average weighted shares of common stock outstanding	9,025,000	9,025,000

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three-Months Ended

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss before preferred stock dividends	$(4,913)	$(11,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252	2,669
Loss from joint ventures	932	475
Deferred gain recognition on sales of hotels	(405)	(283)
Impairment loss	—	8,604
Change in:
Accounts and other receivables	(969)	(350)
Other assets	3,055	(492)
Accounts payable and other accrued expenses	(729)	(1,238)
Other liabilities	3	43

Net cash used in operating activities	(1,774)	(2,283)

Cash flows from investing activities:
Change in hotels completed	(566)	(6,666)
Contributions to joint ventures	(45)	—
Change in cost of sales of hotels	(8)	—
Purchase of intangible assets	—	(5)

Cash used in investing activities	(619)	(6,671)

Cash flows from financing activities:
Proceeds from mortgages and notes payable	—	4,660
Payments on mortgages and notes payable	(13)	(4,293)

Net cash (used in) provided by financing activities	(13)	367

Net decrease in cash and cash equivalents	(2,406)	(8,587)
Cash and cash equivalents at beginning of period	9,270	17,966

Cash and cash equivalents at end of period	$6,864	$9,379

Supplementary disclosure of cash flow information:
Cash paid for interest	$1,147	$3,434

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

The accompanying unaudited consolidated financial statements of Candlewood Hotel Company, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The statements include the accounts of Candlewood Hotel Company, Inc. and its subsidiaries, including Candlewood LLC, which was the entity through which business was conducted until completion of the Reorganization, and various wholly-owned LLCs which own or lease certain hotels. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals), which the Company believes are necessary for the fair presentation of the Company’s financial position and results of operations. The condensed consolidated balance sheet data at December 31, 2002 was derived from the Company’s audited financial statements. The interim financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future periods or the entire year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

All majority-owned subsidiaries have been consolidated into the unaudited consolidated financial statements. All intercompany transactions have been eliminated.

B.	Investment in Hotels

Investment in hotels is stated at cost and include the related furniture, fixtures and equipment. Once the Hotels are completed, depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Maintenance and repairs are charged to operations as incurred.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The Company evaluates hotels for impairment when conditions indicate that it is probable that the sum of the expected future cash flows is less than the carrying value of the hotels. Upon determination that a hotel has been impaired, the carrying value of the hotel is reduced to fair value less costs to sell. For the three-months ended March 31, 2002, the Company recorded an impairment loss of $8.6 million.

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

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash and cash equivalents, accounts and other receivables, accounts payable and other accrued expenses, approximate fair values due to the short maturities of such instruments. The fair value of the Company’s long-term debt, which approximates carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

F.	Derivative Financial Instruments

In April 2002, the Company purchased an interest rate cap as part of the refinancing of mortgage debt with GMAC to manage interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure as they are designated. This effectiveness is essential for qualifying for hedge accounting available for only certain qualifying derivative instruments. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, is terminated, or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market through earnings each period. During 2003, the Company expects to reclassify to earnings approximately $12,000 of amounts held in accumulated other comprehensive income. If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

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

As of March 31, 2003, the Company’s interest rate cap was reported at its fair value as other assets of $10,000 with the change in fair value since the purchase date of $177,000 recorded in accumulated other comprehensive loss in the equity section of the balance sheet. As a result of the above, the Company incurred a total comprehensive loss of $7.3 million ($.81 per weighted average common share) and $13.7 million ($1.52 per weighted average common share) for the three-months ended March 31, 2003 and 2002, respectively.

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

The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company’s reportable segments for the three-months ended March 31, 2003 and 2002, respectively, is as follows:

Three-months ended March 31, 2003

	Operation of	Sale of
(In thousands)	Hotels	Hotels	Total

Revenues from external customers	$28,505	$—	$28,505
Interest expense	1,147	—	1,147
Depreciation expense	1,063	—	1,063
Segment (loss) profit	(3,778)	405	(3,373)
Hotels assets:
Investment in hotels	101,230	—	101,230
Accounts receivable	3,865	—	3,865
Deferred gain on sale of hotels	—	25,519	25,519

Three-months ended March 31, 2002

	Operation of	Sale of
(In thousands)	Hotels	Hotels	Total

Revenues from external customers	$30,432	$—	$30,432
Interest expense	3,428	—	3,428
Depreciation expense	2,485	—	2,485
Impairment loss	—	8,604	8,604
Segment loss	(1,857)	(8,321)	(10,178)
Hotels assets:
Investment in hotels	99,208	161,403	260,611
Accounts receivable	3,485	—	3,485
Deferred gain on sale of hotels	—	16,712	16,712

The difference between segment profit and net income is preferred stock dividends and corporate expenses not specific to the Company’s reportable segments.

O.	Stock Options

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company accounts for its stock-based employee compensation, which is in the form of common share option grants, under the intrinsic method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals the market price of the underlying shares at the date of grant. We did not recognize any compensation expense for the three-months ended March 31, 2003 and 2002 related to options granted under APB 25.

P.	Use of Estimates

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

Q.	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications have no effect on the Company’s operations or equity as originally presented.

Note 2: Mortgages and Notes Payable

As of March 31, 2003, a wholly owned subsidiary of the Company (“the Subsidiary”) has a loan agreement with GMAC Commercial Mortgage Corporation. This Subsidiary owns 10 of the Company’s hotels. Interest on the loan is payable monthly, in arrears, on the first day of the calendar month. Interest is calculated at a variable rate per annum, adjusted monthly, at a rate equal to the 30-day LIBOR rate plus 4.25% (7.75% as of March 31, 2003). The debt has a LIBOR interest rate floor of 3.50%. As a result, the Company’s interest rate on this debt cannot go below 7.75%. Interest is payable monthly and the principal amount of the loan is payable monthly beginning in May 2003 and is calculated based on a 25-year amortization schedule using the prevailing interest rate as defined in the note. The loan matures in May 2005 and provides for one 12-month extension. Amounts borrowed under the loan agreement are secured by the 10 hotels, the land on which the hotels are constructed and certain funds deposited in demand deposit accounts assigned to GMAC. The Company, and certain other of the Company’s wholly owned subsidiary LLCs, guarantee the loan. At March 31, 2003, $55.0 million was outstanding under this loan agreement.

In April 2002, the Company purchased an interest rate hedge to cap the 30-day LIBOR interest rate on the GMAC note. The interest rate is capped at 7.50% and the cap expires in May 2005 concurrent with the maturity of the note. Accordingly, the maximum interest rate throughout the term of the GMAC note cannot exceed 11.75% (7.50% LIBOR plus 4.25%).

The Company has also entered into a loan agreement with a financial institution for the financing of one of the Company’s hotels. Interest on the loan is payable monthly, in arrears, beginning on the first full calendar month after the date of the agreement. Interest payments are calculated at a fixed rate based off the 10-year Treasury note at the time the loan was closed plus 3.08% (8.30% as of March 31, 2003). Principal payments commenced the month following loan closing and are calculated based on a 25-year amortization schedule using the prevailing interest rate as defined in the note. The note matures in June 2011. The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At March 31, 2003, approximately $3.9 million was outstanding under this note.

Note 3: Investments in Joint Ventures

As of March 31, 2003, the Company’s net investment in joint ventures is approximately $7.5 million. The difference between the amount at which the investment is carried in the Company’s accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of March 31, 2003, this amount was approximately $2.6 million and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended March 31, 2003 and 2002, equity loss in joint ventures of approximately ($630,000) and ($88,000), respectively, was recorded before recognition of the carrying value difference of approximately ($464,000) and ($388,000), respectively. There were no distributions made to the Company during the quarters ended March 31, 2003 and 2002.

The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors (“Boston Capital”) and Mass Mutual in which the Company has a 50% ownership interest. Hotel operations for the joint venture commenced in 2000, and as of March 31, 2003, the Company operated eight hotels pursuant to this agreement. In June 2002, the Company’s joint venture partners declared that the Company was in default of its obligation to have at least 10 hotels open or under construction and as a result it would be required to make an additional equity contribution of $3.4 million to the joint venture on or before July 25, 2002. The Company did not make this contribution. As a result of this default and in accordance with the joint venture agreement, the joint venture suspended payment of franchise royalty and management fees to the Company and the interest rate on the joint venture debt to Boston Capital and Mass Mutual increased from 12% to 21%. The Company and Boston Capital and Mass Mutual reached an agreement with regards to the amount of the additional equity contribution and in December 2002, the Company contributed $1.8 million to the joint venture and Boston Capital and Mass Mutual waived contractual rights to the $1.6 million balance. Simultaneous with the execution of this agreement, the Company received all previously suspended royalty and management fees and the interest rate on the joint venture debt thereafter reverted to 12%. In addition, the Company and Boston Capital agreed that the Company would bear all losses from the operation of the Chicago, Illinois – Wheeling hotel for the period July 26, 2002 forward until the earlier to occur of March 31, 2003 or the date of sale or refinance. The losses for this hotel totaled $162,000 for the three-months ended March 31, 2003 and this amount is recorded as an equity loss from joint venture hotels and included in loss from joint ventures on the Company’s consolidated statements of operations. In accordance with the profit and loss allocation terms of the joint venture agreement, for the three-months ended March 31, 2003, the Company recorded all of the $415,000 net pre-tax loss of the joint venture. See “Note 6 – Subsequent Events.”

The following is unaudited condensed financial information for the joint venture as of March 31, 2003 and 2002:

March 31,
(In thousands)	2003	2002

Hotels completed	$69,859	$75,926
Other assets	4,108	5,362

Total assets	$73,967	$81,288

Total development liabilities	$71,365	$75,381
Total equity	2,602	5,907

Total liabilities and equity	$73,967	$81,288

Three-months ended March 31,
(In thousands)	2003	2002

Total revenue	$4,425	$4,794
Hotel operating expenses	2,869	2,789
Depreciation and amortization	695	742
Interest expense, net	1,276	1,402

Net pre-tax (loss)	$(415)	$(139)

As of March 31, 2003, the Company has guaranteed approximately $45 million of mortgage debt on the joint venture properties. This debt is collateralized by the hotels, the land on which the hotels are constructed and certain funds deposited in demand deposit accounts assigned to the respective banks. Maturity dates on this debt range from June 2003 to December 2007 with certain notes providing extensions for up to two years under specific criteria including loan to value ratios. This debt is not included in the Company’s consolidated financial statements (See Note 2) and the Company does not receive any fees related to this guarantee.

Note 4: Redeemable, Convertible, Cumulative Preferred Stock

General

The Company has authorized “blank check” preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At March 31, 2003, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on the Company’s Common Stock. These payments are approximately $2.5 million per quarter. The Company has not made the last six scheduled preferred stock dividend payments. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in February 2003 to $7.50 per share to reflect the Company’s decision to forego payment of its November 2002 and February 2003 preferred stock dividend payments. The Company intends to assess its cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on the preferred stock. The reduction in the conversion price to $7.50 has resulted in an increase in the dividend rate on the Series B preferred stock from 7.5% to 12.0%. No such provision applies to the Series A preferred stock, however, the failure to make future dividend payments will result in a further reduction in the conversion price of the Series A preferred stock. As of March 31, 2003, the Company had approximately $12.6 million of accumulated unpaid dividends in arrears, which have been accrued and recorded as an increase to the carrying amount of the Series A and Series B preferred stock.

Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, the Company is required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of March 31, 2003, the mandatory redemption amount was approximately $119.6 million. If the Company fails to redeem the Preferred Stock when due, it will be required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

In the event the Company liquidates, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of the Common Stock. As of March 31, 2003, the Liquidation Amount was $119.6 million, including $12.6 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, the Company is required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of March 31, 2003, one hundred seventy five percent of the stated value of the shares was $187.3 million. If the Company does not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

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

The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the quarter ended March 31, 2003, approximately $484,000 was recorded as an increase to the carrying value of the preferred stock.

Note 5: Sale / Leaseback

As of March 31, 2003, the Company had completed four separate sale-leaseback transactions with Hospitality Properties Trust (“HPT”). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in April 2002. As of March 31, 2003, the Company has sold 57 hotels to HPT for an aggregate sales price of $434.8 million.

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

The previous lease agreement provided for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place deposits with HPT equal to approximately 5% of the sales price, upon the initial closing of each transaction. These deposits were charged to cost of sales as the hotels were sold. As part of the newly executed lease, the Company was refunded the remaining balance of the guaranty deposit, which was recorded as an additional deferred gain on sale of hotels and will be recognized as income over the remaining lease term. In addition, the new lease requires the Company to guarantee the payment of rent for the duration of the lease.

In total, as of March 31, 2003, the Company had sold 57 hotels for $434.8 million of hotels with a total deferred gain of $32.8 million, which includes the return of the guaranty deposits to the Company. Such gain has been deferred and is being recognized in income as noted in the Company’s accounting policies (Note 1). For the quarters ended March 31, 2003 and 2002, respectively, the Company recognized approximately $405,000 and $283,000 of deferred gain into income. As of March 31, 2003, the Company has recognized a total of $7.2 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the hotels sold are presented on the consolidated statements of operations.

Note 6: Subsequent Events

On April 1, 2003, pursuant to a prior agreement, the Company assumed ownership of the Chicago, Illinois-Wheeling hotel from its joint venture with Boston Capital and Mass Mutual. For a nominal amount, the Company assumed 100% of all assets, liabilities and ownership interests, including an outstanding loan of $7.5 million. This property will be consolidated into the Company’s financial statements beginning on April 1, 2003.

On April 25, 2003, the Company executed an agreement with HPT to manage 15 Summerfield Suites hotels owned by HPT which were previously operated by a third party. Management of the hotels commenced on April 28, 2003 and the management agreement expires on December 31, 2003, with succession one-year renewal periods, however, each party is permitted to terminate the agreement sooner on 30 days prior written notice. Under the management agreement, the Company will receive a management fee of 3% of the gross revenues of the hotels.

The Boston Capital joint venture had a $10.5 million first mortgage loan on the Burlington, Massachusetts hotel that came due and payable to Boston Capital on May 1, 2003. The loan has not been repaid or refinanced. On May 7, 2003, the joint venture received a letter from Boston Capital declaring an event of default under the loan agreement. Pursuant to the joint venture agreement, any default by the joint venture on a first mortgage constitutes a default on the mezzanine debt held by Boston Capital. As a result, the interest rate on the mezzanine debt with Boston Capital has increased from 12% to 21%, and the payment of royalty and management fees to the Company have been suspended. Upon successful cure of the default, the interest rate would thereafter revert to 12% and the payment of royalty and management fees would resume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

General

     Candlewood operates, franchises, owns and manages Candlewood Suites and Cambridge Suites hotels (“Candlewood hotels”) to serve extended-stay business and personal travelers. At December 31, 2002 and March 31, 2003, we had a total of 77 company-operated hotels (which is comprised of owned, leased and joint venture hotels), 30 franchised hotels and two managed hotels located in 34 states. In addition, at March 31, 2003, we had eight franchise hotels under construction and 18 franchise agreements for hotels not yet under construction, which are subject to a variety of conditions.

     We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed or acquired and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party, but do not lease or own. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following table sets forth our property portfolio at March 31, 2003 and March 31, 2002:

	Number of Hotels			Number of Rooms
	March 31,			March 31,
			Increase /			Increase /
	2003	2002	(Decrease)	2003	2002	(Decrease)

Owned	11	32	(21)	1,300	3,896	(2,596)
Leased	57	36	21	6,888	4,292	2,596
Managed	2	2	—	203	203	—
Joint Venture	9	9	—	1,159	1,159	—
Franchised	30	27	3	3,018	2,749	269

Total	109	106	3	12,568	12,299	269

     At March 31, 2003, we managed two hotels, which are independently owned by our Chief Executive Officer, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. As of April 25, 2003, we also manage 15 Summerfield Suites hotels owned by HPT. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. These revenues are included in franchise and management fee income in our consolidated statements of operations. We are not currently advancing any funds to these hotels and do not intend to do so in the future.

     Our consolidated statements of operations include revenues and expenses for only those hotels which are owned or leased by consolidated subsidiaries of Candlewood Hotel Company, Inc. (owned and leased hotels). We refer to these hotels collectively as our corporate hotels. Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our revenues and expenses. Franchise fees, royalty fees and management fees from franchise, managed and joint venture hotels are included in franchise and management fee income in our consolidated statements of operations. Equity in income (loss) from joint venture hotels is included in loss from joint ventures in our consolidated statements of operations.

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

Results of Operations

Comparison of fiscal quarters ended March 31, 2003 and 2002

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $28.5 million for the quarter ended March 31, 2003, compared to $30 million for the quarter ended March 31, 2002. The decrease in revenue is a result of reduced average occupancy rates caused principally by the slowdown in the economy and a reduction in business travel. The following table sets forth the operating statistics for all our corporate hotels for the quarters ended March 31, 2003 and March 31, 2002:

	For the quarter ended
	March 31,

	2003	2002	Change

Occupancy	68.5%	72.4%	(3.9%)
Average Daily Rate	$54.93	$54.76	$0.17
Revenue per available room	$37.61	$39.67	$(2.06)

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 68.5% for the quarter ended March 31, 2003, compared to 72.4% for the quarter ended March 31, 2002. Occupancy rates for the quarter ended March 31, 2003 were negatively impacted by the slowdown in the economy.

     The average daily room rate for corporate hotels for the quarter ended March 31, 2003 was $54.93, compared to $54.76 for the quarter ended March 31, 2002. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. Other factors that influence average daily room rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy in an attempt to maximize revenue.

     Revenue per available room (“RevPAR”), calculated as the average occupancy rate multiplied by the average daily rate, was $37.61 for the quarter ended March 31, 2003, compared to $39.67 for the quarter ended March 31, 2002, a 5.2% decrease. This decrease is primarily due to the lower average occupancy rate we experienced in the quarter ended March 31, 2003 compared to March 31, 2002.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended March 31, 2003 totaled $18.6 million, compared to $19.2 million for the quarter ended March 31, 2002. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The decrease in hotel operating expenses is largely due to lower corporate allocations and property taxes, partially offset by higher maintenance costs and operating costs for the one additional hotel acquired in March 2002.

     Rent Expense on Leased Hotels

     Rent expense on the 57 leased hotels for the quarter ended March 31, 2003 was $11.5 million, compared to $7.2 million for the quarter ended March 31, 2002. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is primarily due to an increase in base rent as a result of the sale and leaseback of the 21 additional hotels in April 2002.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended March 31, 2003 totaled $1.1 million, compared to $2.5 million for the quarter ended March 31, 2002. The decrease in depreciation and amortization expense is the result of the sale and lease back of 21 hotels in April 2002. We do not record depreciation and amortization expense for properties that are leased.

     Corporate Operations

     Other Income

     Franchise and management fee income for the three-months ended March 31, 2003 totaled $1.1 million, compared to $931,000 for the three-months ended March 31, 2002. The increase in franchise and management fee income is due to the increase in the number of franchise hotels in operation and the increased revenue generated by those franchise hotels that had completed or were near completion of their ramp-up phase.

     Loss from joint ventures for the three-months ended March 31, 2003 totaled $1.1 million, compared to $475,000 for the three-months ended March 31, 2002. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel and the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference is primarily comprised of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture.

     We did not sell any hotels during the quarters ended March 31, 2003 and March 31, 2002, but recognized $405,000 and $283,000, respectively, of the total deferred gain on hotels sold in prior periods. We have sold nearly all the properties that are available to sale and leaseback other than those subject to joint venture financing.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended March 31, 2003 totaled $1.4 million, unchanged from the quarter ended March 31, 2002, and included all expenses not directly related to the operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended March 31, 2003 totaled $190,000, compared to $184,000 for the quarter ended March 31, 2002. Depreciation and amortization reflects depreciation and amortization of intangible assets (e.g. patents, trademarks), leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment.

     Interest Income and Expense

     Interest income for the quarter ended March 31, 2003 was $36,000, compared to $93,000 for the quarter ended March 31, 2002. Interest income for the quarter ended March 31, 2003 resulted primarily from the temporary investment of cash provided by operations and the April 2002 sale-leaseback transaction of 21 hotels. For the quarter ended March 31, 2002, interest income resulted primarily from the temporary investment of cash provided by operations and the August 2001 sale-leaseback transaction of two hotels. The decrease in interest income for the quarter ended March 31, 2003 is largely due to lower cash levels and lower investment rate yields.

     Interest expense for the quarter ended March 31, 2003 was $1.1 million, compared to $3.4 million for the quarter ended March 31, 2002. The decrease in interest expense is due to lower debt levels as a result of the repayment of certain obligations with the proceeds from the April 2002 sale-leaseback transaction and lower LIBOR interest rates.

     Sales of Hotels

     As of March 31, 2003, we had sold to and leased back from HPT 57 hotels, including 21 hotels sold during the second quarter of 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the quarters ended March 31, 2003 and March 31, 2002. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the quarters ended March 31, 2003 and March 31, 2002 (in thousands):

	For the quarter ended March 31,

	2003	2002

Rent expense on leased hotels	$11,482	$7,174
Gain recognized into earnings	$405	$283

Liquidity and Capital Resources

     We had cash and cash equivalents of $6.9 million at March 31, 2003, compared to $9.4 million at March 31, 2002. Net cash used in operating activities totaled $1.8 million for the three-months ended March 31, 2003, compared to $2.3 million of cash used in operating activities for the three-months ended March 31, 2002. For the three-months ended March 31, 2003, we recorded a net loss from operations of $4.9 million, $1.3 million of non-cash depreciation and amortization expense, $932,000 of loss on investment in joint ventures and $405,000 of non-cash deferred gain income on hotels sold. Sources of cash included a $3.1 million decrease in other assets primarily due to the reimbursement of hotel expenditures from the furniture, fixtures and equipment (“FF&E”) cash reserve accounts, which we used in operations. These FF&E reserve accounts are stipulated in the lease and lending agreements and require us to make monthly contributions equal to approximately 5.0% of total gross hotel revenues. The cash reserved is for replacement and refurbishment of hotel furniture and fixtures. Uses of cash for the three-months ended March 31, 2003 consisted primarily of a $1.0 million increase in accounts and other receivables and a $729,000 decrease in accounts payable and other accrued expenses. For the three-months ended March 31, 2002, we recorded a net loss from operations of $11.7 million including $8.6 million of non-cash impairment loss, $2.7 million of non-cash depreciation and amortization expense, $475,000 of loss on investment in joint ventures and $283,000 of non-cash deferred gain income on hotels sold. Uses of cash for the three-months ended March 31, 2002 included a $1.2 million decrease in accounts payable and other accrued expenses, a $492,000 increase in other assets (primarily FF&E reserve payments) and a $350,000 increase in accounts and other receivables.

     Net cash used in investing activities for the three-months ended March 31, 2003 totaled $619,000, compared to $6.7 million of net cash used in investing activities for the three-months ended March 31, 2002. Uses of cash for the three-months ended March 31, 2003 and March 31, 2002 consisted primarily of cash expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels of $566,000 and $6.7 million, respectively.

     For the three-months ended March 31, 2003, net cash used in financing activities was $13,000, compared to $367,000 of net cash provided by financing activities for the three-months ended March 31, 2002. Net cash used in financing activities during the three-months ended March 31, 2003 consisted of $13,000 of principal payments on notes payable. For the three-months ended March 31, 2002, net cash provided by financing activities included $4.7 million of proceeds from mortgages and notes payable partially offset by $4.3 million of principal payments on notes payable.

     On April 1, 2003, pursuant to the terms of a prior agreement between the partners, for a nominal amount, we assumed 100% of all assets, liabilities and ownership interests in the Chicago, Illinois–Wheeling hotel from the joint venture, including an outstanding loan of $7.5 million. In June 2002, our joint venture partners declared that we were in default of our obligation to have at least 10 hotels open or under construction and as a result we would be required to make an additional equity contribution of $3.4 million to the joint venture on or before July 25, 2002. We did not make this contribution. As a result of this default and in accordance with the joint venture agreement, the joint venture suspended payment of franchise royalty and management fees to us, and the interest rate on the joint venture debt to Boston Capital and Mass Mutual increased from 12% to 21%. In December 2002, we reached an agreement with Boston Capital and Mass Mutual in regards to the amount of the additional equity contribution and we contributed $1.8 million to the joint venture and Boston Capital and Mass Mutual waived contractual rights to the $1.6 million balance. Simultaneous with the execution of this agreement, we received all previously suspended royalty and management fees. In addition, we agreed to bear all losses from the operation of the Chicago, Illinois – Wheeling hotel for the period July 26, 2002 forward until the earlier to occur of March 31, 2003 or the date of sale or refinance.

     As of March 31, 2003, we have guaranteed approximately $45 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from June 2003 to December 2007. Approximately $13.3 million of this debt is scheduled to mature in 2003. As of March 31, 2003, $5.7 million of the debt scheduled to mature in 2003 can be extended, under the terms of the existing loan agreement, for an additional year. Since this guaranteed debt relates to an entity, which we do not wholly- own or control, it is not included in our consolidated financial statements.

     The Boston Capital joint venture has a $10.5 million first mortgage loan on the Burlington, Massachusetts hotel that came due and payable to Boston Capital on May 1, 2003. The loan has not been repaid or refinanced. On May 7, 2003, the joint venture received a letter from Boston Capital declaring an event of default under the loan agreement. Pursuant to the joint venture agreement, any default by the joint venture on a first mortgage constitutes a default on the mezzanine debt held by Boston Capital. As a result, the interest rate on the mezzanine debt with Boston Capital has increased from 12% to 21%, and the payment of royalty and management fees to Candlewood has been suspended. Upon successful cure of the default, the interest rate would thereafter revert to 12% and the payment of royalty and management fees would resume. The monthly impact of the increase in the interest rate on the mezzanine debt is approximately $120,000. The monthly impact on our revenues due to the suspension of royalty and management fees is approximately $140,000.

     As of March 31, 2003, we had borrowed $58.9 million from GMAC and one other financial institution. This debt had scheduled maturity dates ranging from May 2005 to June 2011 with interest rates, which range from 7.75% to 8.30%.

     Our Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.5 million per quarter. We have not made the last six scheduled preferred stock dividend payments. We intend to assess our cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on our preferred stock. As of March 31, 2003, we had approximately $12.6 million of accumulated unpaid dividends. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in February 2003 to $7.50 per share to reflect our decision to forego payment of the November 2002 and February 2003 preferred stock dividend payments. The reduction in the conversion price to $7.50 has resulted in an increase in the dividend rate on the Series B preferred stock from 7.5% to 12.0%. No such provision applies to the Series A preferred stock, however, the failure to make future dividend payments will result in a further reduction in the conversion price of the Series A preferred stock.

     Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of March 31, 2003, the mandatory redemption amount was approximately $119.6 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

     In the event we liquidate, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of our Common Stock. As of March 31, 2003, the Liquidation Amount was $119.6 million, including $12.6 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of March 31, 2003, one hundred seventy five percent of the stated value of the shares was $187.3 million. If we do not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

     The following table summarizes our contractual cash and debt obligations for the next five years as of March 31, 2003 (in thousands):

     Payments due by Period:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt	$58,919	$734	$54,429	$134	$3,622
Rent Expense for Leased Hotels	716,737	45,507	91,014	91,014	489,202
Rent Expense on Corporate Office	507	507	—	—	—
Rent Expense on hotel equipment	858	605	241	12	—
Preferred Stock Redemption	119,573	—	119,573	—	—

Total	$896,594	$47,353	$265,257	$91,160	$492,824

     We believe that a combination of our cash and cash equivalents and cash from operations will be sufficient to provide capital for operations through December 2003. However, if we experience a material decline in operating performance (including RevPAR), we may not generate sufficient cash flow to support our operations through December 2003. In addition, in order to meet our long-term financing obligations, we will be required to raise additional capital. In particular, we do not currently project that we will generate sufficient cash flow to repay the mandatory redemption of the preferred stock in 2004. We continue to consider a number of financing alternatives, including credit facilities, additional sale leaseback transactions, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to meet our financing needs. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

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

     If Our Results of Operations Decline Materially (including RevPAR), We May Not Have Sufficient Working Capital to Meet Our Day-to-Day Operating Cash Flow Needs. We had cash and cash equivalents of $6.9 million at March 31, 2003. We currently expect our cash and cash equivalents balance to decline during the year ended December 31, 2003. If we experience a material decline in operating performance during 2003, our cash flows will decline at a faster than anticipated pace which would likely result in our inability to maintain sufficient cash balances to meet day-to-day working capital needs.

     If Our Net Worth Continues to Decline, We Will Fail to Comply With the Terms of Our Agreements with HPT, Which Could Result In the Loss of Our Rights as a Tenant Under the Applicable Hotels. The terms of our lease agreement with HPT requires us to guarantee the payment of rent for the duration of the lease and, as a guarantor, to maintain a minimum net worth of $75 million. At December 31, 2002, our net worth as defined in the agreement was $68.3 million. This breach gives HPT the right to start proceedings that would result in the cancellation of the lease agreement and we would lose our rights as a tenant. HPT has agreed not to take action with respect to this breach through January 1, 2004 so long as we maintain a minimum net worth of $60 million. At March 31, 2003, our net worth as defined in the agreement was $63.3 million. We expect that our worth will decline during the year ended December 31, 2003, and we cannot assure you that it will not decline below $60 million. We also cannot assure you that we will be able to obtain another waiver from HPT in the future or that our net worth will increase to satisfy the $75 million minimum net worth requirement on January 1, 2004. If the lease agreement is cancelled and we lose our rights as tenants under the applicable hotels, we may not be able to continue our operations.

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

Accordingly, we cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations or make our scheduled lease and preferred stock dividend payments as they become due. For example, in February 2003, we did not make the scheduled dividend payment. This marked the sixth successive dividend payment we have not made. In addition, on May 1, 2003, our significant joint venture investee failed to repay a $10.5 million loan when it became due. We do not currently have sufficient capital to pay all of our debts if they were due today. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled lease and preferred stock dividend payments also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt, lease and preferred stock obligations could result in litigation and have a material adverse effect on our business and results of operations. We have also guaranteed approximately $45 million of debt on the Boston Capital joint venture properties. Maturity dates for this debt range from June 2003 to December 2007, with approximately $13.3 million of this debt scheduled to mature in 2003. See “–Liquidity and Capital Resources.”

     We Do Not Have Sufficient Funds to Redeem our Preferred Stock When it Becomes Due. Pursuant to a mandatory redemption provisions in the Certificates of Designation for our Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem our Preferred Stock in September 2004. As of March 31, 2003, the mandatory redemption amount was approximately $119.6 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock. We do not currently have, and do not believe that our operations will generate, sufficient capital to make the scheduled payment to redeem our Preferred Stock, and cannot provide any assurances that we will be able to obtain the financing necessary to do so.

     We have Never Been Profitable. At March 31, 2003, we operated 77 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

     Our Growth is largely Dependant on Franchising Hotels. We intend to grow primarily by franchising Candlewood Suites and Cambridge Suites hotels. Our financial condition may impact our ability to continue to sell franchises. For example, the State of Virginia recently revoked our ability to sell franchises in that state due to our inability to meet certain financial covenants. Our ability to franchise hotels and obtain franchisees involves additional substantial risks, including:

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), which required the consolidation of an entity by an enterprise (i) if that enterprise, known as a “primary beneficiary”, has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation 46 occur. We do not believe that the adoption of this interpretation will have a material effect on our financial statements.

     We do not believe the issuance of these statements and interpretations will have a material impact on our results of operations or financial position.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescinded SFAS No. 4 requiring gains and losses from extinguishment of debt to be classified as extraordinary. We adopted SFAS No. 145 in 2002 and classify these amounts as operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our earnings are affected by changes in interest rates as a significant portion of our outstanding indebtedness is at variable rates based on LIBOR or Treasury notes. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance, effected by the variable rates at March 31, 2003, would change by approximately $5,500. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at March 31, 2003, would change by approximately $700.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. We adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of March 31, 2003, the Company had one derivative financial instrument, an interest rate cap, which was recorded at fair value of $10,000 as of March 31, 2003, with the change in fair value since the purchase date recorded in accumulated other comprehensive loss in the equity section of the balance sheet.

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

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDLEWOOD HOTEL COMPANY, INC.

Date: May 15, 2003	By:	/s/ Jack P. DeBoer

Jack P. DeBoer
Chairman and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Warren D. Fix

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

Dated: May 15, 2003	/s/ Jack P. DeBoer

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

Dated: May 15, 2003	/s/ Warren D. Fix

Warren D. Fix
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Candlewood Hotel Company, Inc. (1)

3.2	Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (11)

3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (5)

3.4	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock. (9)

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (9)

4.1	Specimen Certificate of Common Stock. (2)

4.2	Form of Warrant. (9)

4.3	Amended and Restated Stockholders Agreement dated as of July 10, 1998. (9)

10.1	Form of Indemnification Agreement for Executive Officers and Directors. (1)

10.2	Indemnification Agreement Schedule. (10)

10.3	1996 Equity Participation Plan and Form of Stock Option Agreements. (3)

10.4	First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998. (10)

10.5	Employment Agreement between Candlewood Hotel Company, Inc. and Jack P. DeBoer dated as of September 1, 1996. (1)

10.6	Credit Facility Agreement between Candlewood Hotel Company, Inc. and Doubletree Corporation dated as of November 11, 1996. (4)

10.7	Subordinated Promissory Note from Candlewood Hotel Company, Inc. to Doubletree Corporation dated as of November 11, 1996. (4)

10.8	Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (5)

10.9	Amended and Restated Registration Rights Agreement dated as of July 10, 1998. (9)

10.10	Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (6)

10.11	First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto. (10)

10.12	Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT. (6)

10.13	Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (7)

10.14	First Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (10)

10.15	Second Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (8)

10.16	Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto. (10)

10.17	Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT. (7)

10.18	Securities Purchase Agreement dated as of September 30, 1998. (9)

10.19	Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point Properties, Inc. (10)

Exhibit
No.	Description

10.20	Third Amendment to Agreement to Lease by and between Candlewood Hotel Company, Inc. and HPT. (10)

10.21	Purchase and Sale Agreement by and among Candlewood Hotel Company, Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las Vegas, NV, LLC and HPT. (11)

10.22	Purchase and Sale Agreement, dated as of April 11, 2002, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and Hospitality Properties Trust, as purchaser. (12)

10.23	Second Amended and Restated Lease Agreement, dated as of April 11, 2002, by and between HPT CW Properties Trust, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (12)

10.24	Second Amended and Restated Assignment and Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., assignor, and HPT CW Properties Trust, assignee. (12)

10.25	Fourth Amendment to Agreement to Lease, dated as of April 11, 2002, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc. (12)

10.26	Second Amended and Restated Guaranty Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and Hospitality Properties Trust. (12)

10.27	Second Amended and Restated Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., as tenant, and HPT CW Properties Trust, as secured party. (12)

10.28	Second Amended and Restated Stock Pledge Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as pledgor, for the benefit of HPT CW Properties Trust , as secured party. (12)

10.29	Form of Letter Agreement between Candlewood Hotel Company, Inc. and certain executive officers and schedule related thereto. (13)

10.30	Limited Liability Company Agreement of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, between Candlewood Ventures I, LLC and BCIA CW Member, LLC. (14)

10.31	Guaranty of Candlewood Hotel Company, Inc., dated as of June 1, 1999, in favor of Candlewood Hotel Company Fund I, LLC. (14)

10.32	Loan Agreement, dated as of June 1, 1999, between Candlewood Hotel Company Fund I, LLC and Boston Capital Institutional Advisors LLC. (14)

10.33	Promissory Note of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, in favor of Boston Capital Institutional Advisors LLC. (14)

10.34	Key Principal Recourse Agreement, dated as of June 1, 1999, by Candlewood Hotel Company, Inc. for the benefit of Boston Capital Institutional Advisors LLC. (14)

*10.35	Senior Executive Transaction Bonus Plan. (15)

10.36	Waive Letter dated as of March 27, 2003 by and between Hospitality Properties Trust, Candlewood Hotel Company, Inc. and Candlewood Leasing No. 1, Inc. (15)

10.37	Loan Agreement dated April 12, 2002 by and among Candlewood Portfolio 1, LLC, certain other Candlewood entities and GMAC Commercial Mortgage Corporation. (15)

10.38	Promissory Note from Candlewood Portfolio 1, LLC and certain other Candlewood entities to GMAC Commercial Mortgage Corporation dated as of April 12, 2002. (15)

10.39	Management Agreement dated April 25, 2003 by and between HPT TRS SPES, Inc., as owner, and Candlewood Management, LLC as Manager.

11.1	Statement re Computation of Per Share Earnings - not applicable.

*	Compensation Plan or Agreement

(1)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1 (Registration No. 333-12021) filed September 13, 1996.

(2)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 17, 1996.

(3)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 30, 1996.

(4)	Incorporated by reference from Candlewood Hotel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on October 8, 1997.

(6)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on January 7, 1998.

(7)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on June 9, 1998.

(8)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 6, 1998.

(9)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 10, 1998.

(10)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(12)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on April 26, 2002.

(13)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(14)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(15)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.