Form 10-Q
period 2003-06-30
CANDLEWOOD HOTEL CO INC
filed 2003-08-14
CIK 1022820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)
/ X /	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes / X /	No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes / /	No / X /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2003

Common Stock, $.01 par value	9,025,000 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 32.1

CANDLEWOOD HOTEL COMPANY, INC.

FORM 10 - Q
FOR THE QUARTER ENDED
JUNE 30, 2003

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations for the three and six- months ended June 30, 2003 and June 30, 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the six-months ended June 30, 2003 and June 30, 2002 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and share data)

	June 30,
	2003	December 31,
	(Unaudited)	2002

Assets:
Investment in hotels	$106,908	$100,720
Accumulated depreciation and amortization	(15,931)	(13,771)

Net investment in hotels	90,977	86,949
Cash and cash equivalents (including $366 and $357 of restricted cash, respectively)	7,781	9,270
Deposits	46,086	46,086
Accounts and other receivables	4,953	3,705
Investments in joint ventures	4,213	8,393
Other assets	10,550	13,934

Total assets	$164,560	$168,337

Liabilities, Preferred Stock and Stockholders’ Deficit:
Mortgages and notes payable	$58,788	$58,932
Mortgage payable in default	7,468	—
Accounts payable and other accrued expenses	16,575	15,083
Deferred gain on sale of hotels	25,110	25,932
Other liabilities	103	98

Total liabilities	108,044	100,045
Redeemable, convertible, cumulative preferred stock (“Series A”), $1,000 stated value, 65,000 shares authorized and outstanding, net of offering costs (including $9,011 and $6,319 of dividends in arrears, respectively)	72,469	69,209
Redeemable, convertible, cumulative preferred stock (“Series B”), $1,000 stated value, 42,000 shares authorized and outstanding, net of offering costs (including $6,355 and $4,083 of dividends in arrears, respectively)	47,236	44,553
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized, 9,025,000 issued and outstanding	90	90
Additional paid-in capital	16,254	22,197
Other comprehensive income	(186)	(140)
Accumulated deficit	(79,347)	(67,617)

Total stockholders’ deficit	(63,189)	(45,470)

Total liabilities, preferred stock and stockholders’ deficit	$164,560	$168,337

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except share and per share data)

	For the Quarter Ended		For the Six-Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues:
Hotel operations	$30,856	$32,397	$59,402	$62,373
Franchise and management fee income	1,337	1,184	2,390	2,115
Loss from joint ventures	(870)	(297)	(1,964)	(772)

Total hotel operating revenues	31,323	33,284	59,828	63,716
Proceeds from sales of hotels	—	145,000	—	145,000
Deferred gain recognition on sales of hotels	405	355	810	638

Total revenues	31,728	178,639	60,638	209,354
Operating costs and expenses:
Hotel operating expenses	18,996	20,570	37,587	39,772
Corporate operating expenses	1,823	1,726	3,210	3,168
Rent expense on leased hotels	11,500	10,946	22,982	18,120
Depreciation and amortization	1,351	1,121	2,603	3,790
Impairment loss	3,645	—	3,645	8,604
Loss on extinguishments of debt	—	2,115	—	2,115

Total operating costs and expenses	37,315	36,478	70,027	75,569

Cost of hotels sold	—	145,000	—	145,000

	(5,587)	(2,839)	(9,389)	(11,215)
Interest income	28	92	64	185
Interest expense	(1,258)	(1,527)	(2,405)	(4,955)

Loss before preferred stock dividends	(6,817)	(4,274)	(11,730)	(15,985)
Preferred stock dividends	(2,765)	(2,000)	(5,097)	(3,979)

Net loss available to common stockholders	$(9,582)	$(6,274)	$(16,827)	$(19,964)

Net loss per share of common stock — basic and diluted	$(1.06)	$(0.69)	$(1.86)	$(2.21)

Weighted average shares outstanding — basic and diluted	9,025,000	9,025,000	9,025,000	9,025,000

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six-Months Ended

	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net loss before preferred stock dividends	$(11,730)	$(15,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,603	3,790
Loss from joint ventures	1,803	772
Deferred gain recognition on sales of hotels	(810)	(638)
Impairment loss	3,645	8,604
Change in:
Accounts and other receivables	(1,221)	(1,689)
Other assets	3,692	2,606
Accounts payable and other accrued expenses	2,105	(1,625)
Other liabilities	5	(647)

Net cash provided by (used in) operating activities	92	(2,697)

Cash flows from investing activities:
Proceeds from sales of hotels	—	145,000
Refund of guaranty deposit	—	10,488
Cash paid for security deposits	—	(16,000)
Change in cost of sales of hotels	(12)	—
Change in hotels completed	(1,019)	(7,467)
Distributions from joint ventures	15	65
Purchase of intangible assets	(378)	(220)

Net cash (used in) provided by investing activities	(1,394)	131,866

Cash flows from financing activities:
Proceeds from mortgages and notes payable	—	59,660
Payments on mortgages and notes payable	(187)	(192,160)

Net cash used in financing activities	(187)	(132,500)

Net decrease in cash and cash equivalents	(1,489)	(3,331)
Cash and cash equivalents at beginning of period	9,270	17,966

Cash and cash equivalents at end of period	$7,781	$14,635

Supplementary disclosure of cash flow information:
Cash paid for interest	$2,387	$5,621

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The Company evaluates hotels and investments in joint ventures for impairment when conditions indicate that it is probable that the sum of the expected future cash flows is less than the carrying value of the asset. Upon determination that an asset has been impaired, the carrying value of the asset is reduced to estimated fair value less costs to sell. For the six-months ended June 30, 2003 and 2002, the Company recorded impairment losses of $3.6 million (related to an investment in joint ventures) and $8.6 million (related to investment in hotels), respectively.

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

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash and cash equivalents, accounts and other receivables, accounts payable and other accrued expenses, approximate fair values due to the short maturities of such instruments. The fair value of the Company’s long-term debt, which approximates carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

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

As of June 30, 2003, the Company’s interest rate cap was reported at its fair value as other assets of $1,000 with the change in fair value since the purchase date of $186,000 recorded in accumulated other comprehensive loss in the equity section of the balance sheet. As a result of the above, the

Company incurred a total comprehensive loss available to common shareholders of $16.9 million ($1.87 per weighted average common share) and $20 million ($2.22 per weighted average common share) for the six-months ended June 30, 2003 and 2002, respectively.

G.	Intangible Assets

Intangible assets of $1.7 million include ownership rights, title and interest in the Candlewood Hotel name, costs for patents and trademarks and costs to obtain franchise agreements. These assets are being amortized using the straight-line method over a period of ten to twenty years and are included in other assets on the accompanying consolidated balance sheets.

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

The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company’s reportable segments for the six-months ended June 30, 2003 and 2002, respectively, is as follows:

           Six-months ended June 30, 2003

	Operation of	Sale of
(In thousands)	Hotels	Hotels	Total

Revenues from external customers	$59,828	$—	$59,828
Interest expense	2,405	—	2,405
Depreciation expense	2,211	—	2,211
Impairment loss	—	3,645	3,645
Segment loss	(5,357)	(2,835)	(8,192)
Hotels assets:
Investment in hotels	106,908	—	106,908
Accounts receivable	4,130	—	4,130
Deferred gain on sale of hotels	—	25,110	25,110
Six-months ended June 30, 2002

	Operation of	Sale of
(In thousands)	Hotels	Hotels	Total

Revenues from external customers	$63,716	$—	$63,716
Interest expense	4,955	—	4,955
Depreciation expense	3,408	—	3,408
Impairment loss	—	8,604	8,604
Segment loss	(2,539)	(7,966)	(10,505)
Hotels assets:
Investment in hotels	99,572	—	99,572
Accounts receivable	5,258	—	5,258
Deferred gain on sale of hotels	—	26,845	26,845

The difference between segment loss and net loss is preferred stock dividends and corporate expenses not specific to the Company’s reportable segments.

O.	Stock Options

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company accounts for its stock-based employee compensation, which is in the form of common share option grants, under the intrinsic method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals the market price of the underlying shares at the date of grant. We did not recognize any compensation expense for the six-months ended June 30, 2003 and 2002 related to options granted under APB 25.

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

Note 2: Mortgages and Notes Payable

As of June 30, 2003, a wholly owned subsidiary of the Company (“the Subsidiary”) has a loan agreement with GMAC Commercial Mortgage Corporation. This Subsidiary owns 10 of the Company’s hotels. Interest on the loan is payable monthly, in arrears, on the first day of the calendar month. Interest is calculated at a variable rate per annum, adjusted monthly, at a rate equal to the 30-day LIBOR rate plus 4.25% (7.75% as of June 30, 2003). The debt has a LIBOR interest rate floor of 3.50%. As a result, the Company’s interest rate on this debt cannot go below 7.75%. Interest is payable monthly and the principal amount of the loan is payable monthly beginning in May 2003 and is calculated based on a 25-year amortization schedule using the prevailing interest rate as defined in the note. The loan matures in May 2005 and provides for one 12-month extension. Amounts borrowed under the loan agreement are secured by the 10 hotels, the land on which the hotels are constructed and certain funds deposited in demand deposit accounts assigned to GMAC. The Company, and certain other of the Company’s wholly owned subsidiary limited liability companies (“LLCs”), guarantee the loan. At June 30, 2003, $54.9 million was outstanding under this loan agreement.

In April 2002, the Company purchased an interest rate hedge to cap the 30-day LIBOR interest rate on the GMAC note. The interest rate is capped at 7.50% and the cap expires in May 2005 concurrent with the maturity of the note. Accordingly, the maximum interest rate throughout the term of the GMAC note cannot exceed 11.75% (7.50% LIBOR plus 4.25%).

The Company has also entered into a loan agreement with a financial institution for the financing of one of the Company’s hotels. Interest on the loan is payable monthly, in arrears. Interest payments are calculated at a fixed rate based off the 10-year Treasury note at the time the loan was closed plus 3.08% (8.30% as of June 30, 2003). Principal payments are calculated based on a 25-year amortization schedule using the prevailing interest rate as defined in the note. The note matures in June 2011. The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At June 30, 2003, approximately $3.9 million was outstanding under this note.

On April 1, 2003, the Company assumed ownership of a bank loan on the Chicago, Illinois — Wheeling hotel, formerly a hotel owned by a joint venture investment of the Company. See “Note 3 — Investments in Joint Ventures.” Interest on the loan is payable monthly, in arrears, beginning on the first full calendar month after the date of the agreement. Interest payments are calculated based on the prime interest rate plus 1% (5.25% as of June 30, 2003). Fixed principal payments are calculated based on a 20-year amortization schedule using the prevailing interest rate as defined in the note. The note matured on June 30, 2003. See “Note 6 — Subsequent Events.” The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At June 30, 2003, approximately $7.5 million was outstanding under this note.

Note 3: Investments in Joint Ventures

As of June 30, 2003, the Company’s net investment in joint ventures is approximately $4.2 million. The difference between the amount at which the investment is carried in the Company’s accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of June 30, 2003, this amount was approximately $100,000 and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended June 30, 2003 and 2002, equity (loss) income in joint ventures of approximately ($405,000) and $106,000, respectively, was recorded before recognition of the carrying value difference of approximately ($465,000) and ($403,000), respectively. There were no distributions made to the Company during the six-months ended June 30, 2003 and 2002. See “Note 6 — Subsequent Events.”

The Company has one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors (“Boston Capital”) and Mass Mutual in which the Company has a 50% ownership interest. Hotel operations for the joint venture commenced in 2000, and as of June 30, 2003, the Company operated seven hotels pursuant to this agreement. On April 1, 2003, pursuant to a prior agreement, the Company assumed ownership of the Chicago, Illinois-Wheeling hotel from the joint venture including 100% of all assets, liabilities and ownership interests. In total, the Company assumed $1.3 million of total liabilities in excess of total assets. This property was consolidated into the Company’s financial statements beginning on April 1, 2003. In accordance with the profit and loss allocation terms of the joint venture agreement, for the six-months ended June 30, 2003, the Company recorded all of the $883,000 net pre-tax loss of the joint venture. See “Note 6 — Subsequent Events.”

The following is unaudited condensed financial information for the joint venture as of June 30, 2003 and 2002:

June 30,	2003	2002

(In thousands)
Hotels completed	$64,124	$75,424
Other assets	2,225	5,209

Total assets	$66,349	$80,633

Total development liabilities	$62,247	$74,535
Total equity	4,102	6,098

Total liabilities and equity	$66,349	$80,633

Six-months ended June 30,	2003	2002

(In thousands)
Total revenue	$8,743	$10,058
Hotel operating expenses	5,829	5,716
Depreciation and amortization	1,272	1,489
Interest expense, net	2,525	2,801

Net pre-tax (loss)	$(883)	$52

As of June 30, 2003, the Company has guaranteed approximately $37.3 million of mortgage debt on the joint venture properties. This debt is collateralized by the hotels, the land on which the hotels are constructed and certain funds deposited in demand deposit accounts assigned to the respective banks. Maturity dates on this debt range from September 2003 to December 2007 with certain notes providing extensions for up to two years under specific criteria including loan to value ratios. This debt is not included in the Company’s consolidated financial statements (See “Note 2 — Mortgages and Notes Payable”) and the Company does not receive any fees related to this guarantee. On July 22, 2003, the $37.3 million of debt was repaid by the joint venture and the guarantee is no longer in effect.

Note 4: Redeemable, Convertible, Cumulative Preferred Stock

General

The Company has authorized “blank check” preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At June 30, 2003, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on the Company’s Common Stock. These payments are approximately $2.5 million per quarter. The Company has not made the last eight scheduled preferred stock dividend payments. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in February 2003 to $7.50 per share to reflect the Company’s decision to forego payment of its November

2002 and February 2003 preferred stock dividend payments. The Company intends to assess its cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on the preferred stock. The reduction in the conversion price to $7.50 has resulted in an increase in the dividend rate on the Series B preferred stock from 7.5% to 12.0%. No such provision applies to the Series A preferred stock, however, the failure to make future dividend payments will result in a further reduction in the conversion price of the Series A preferred stock. As of June 30, 2003, the Company had approximately $15.4 million of accumulated unpaid dividends in arrears, which have been accrued and recorded as an increase to the carrying amount of the Series A and Series B preferred stock.

Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, the Company is required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of June 30, 2003, the mandatory redemption amount was approximately $122.4 million. If the Company fails to redeem the Preferred Stock when due, it will be required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

In the event the Company liquidates, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of the Common Stock. As of June 30, 2003, the Liquidation Amount was $122.4 million, including $15.4 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, the Company is required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of June 30, 2003, one hundred seventy five percent of the stated value of the shares was $187.3 million. If the Company does not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

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

The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the quarter and six-months ended June 30, 2003, approximately $495,000 and $979,000, respectively, were recorded as an increase to the carrying value of the preferred stock.

In July 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification of mandatorily redeemable preferred stock. The liability for the mandatorily redeemable preferred shares should be recorded at fair value. Any difference between fair value and the redemption value would be accreted through interest expense. Issuance costs previously recognized as a reduction to the carrying amount of the mandatorily redeemable preferred shares would be reclassified to a deferred charge (asset account) and amortized. This may have an impact on covenant calculations of the Company. Dividends on mandatorily redeemable preferred shares and any accretion on the preferred shares would be classified as a liability and included in interest expense. The Company will adopt SFAS 150 on July 1, 2003.

Note 5: Sale / Leaseback

As of June 30, 2003, the Company had completed four separate sale-leaseback transactions with Hospitality Properties Trust (“HPT”). These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in April 2002. As of June 30, 2003, the Company has sold 57 hotels to HPT for an aggregate sales price of $434.8 million. As described in Note 6 — Subsequent Events, the Company completed one additional sale-leaseback transaction with HPT in July 2003, whereby the Company leased seven additional hotels.

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

In total, as of June 30, 2003, the Company had sold 57 hotels for $434.8 million of hotels with a total deferred gain of $32.8 million, which includes the return of the guaranty deposits to the Company. Such gain has been deferred and is being recognized in income as noted in the Company’s accounting policies. See “Note 1 — Summary of Significant Accounting Policies.” For the quarters ended June 30, 2003 and 2002, respectively, the Company recognized approximately $405,000 and $355,000 of deferred gain into income. As of June 30, 2003, the Company has recognized a total of $7.6 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the hotels sold are presented on the consolidated statements of operations.

Note 6: Subsequent Events

On July 22, 2003, as part of a sale-leaseback transaction with HPT, the joint venture and the Company, all seven of the joint venture hotels were sold to HPT for $65 million and the joint venture ceased operations. The proceeds received from the sale were used to pay off the mortgage and mezzanine debt of the joint venture (including the first mortgage loan payable to Boston Capital) with the balance distributed to the joint venture partners pursuant to terms set forth in the joint venture agreement. The sale marks the end of operations for the joint venture.

In anticipation of the sale, the Company reduced the carrying value of its investment in the joint venture to its net realizable value and recorded an impairment loss on the investment of $3.6 million as of June 30, 2003. The Company leased back the hotels and now leases a total of 64 hotels from HPT. The master lease agreement was amended to include the additional seven hotels with the lease term remaining the same (expiration in December 2018). HPT did not require an additional security deposit for the lease of the seven new hotels.

On June 30, 2003, the $7.5 million loan on the Chicago, Illinois — Wheeling hotel came due and payable. The loan has not been repaid, extended or refinanced and the Company is currently in default of the loan. As a result of this default, the bank holding the loan may foreclose on the hotel and assume ownership. The Company guarantees the loan, and the bank may also choose to pursue legal proceedings to enact the guarantee and require the Company to repay the loan in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

General

     Candlewood operates, franchises, owns and manages Candlewood Suites and Cambridge Suites hotels (“Candlewood hotels”) to serve extended-stay business and personal travelers. At December 31, 2002, we had a total of 77 company-operated hotels (which is comprised of owned, leased and joint venture hotels), 30 franchised hotels and two managed hotels located in 34 states. At June 30, 2003, we had a total of 77 company-operated hotels, 34 franchised hotels and two managed hotels located in 34 states. In addition, at June 30, 2003, we had four franchise hotels under construction and 19 franchise agreements for hotels not yet under construction, which are subject to a variety of conditions.

     We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed or acquired and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party, but do not lease or own. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following table sets forth our property portfolio at June 30, 2003 and June 30, 2002:

	Number of Hotels			Number of Rooms
	June 30,			June 30,
			Increase /			Increase /
	2003	2002	(Decrease)	2003	2002	(Decrease)

Owned	12	11	1	1,443	1,300	143
Leased	57	57	—	6,888	6,888	—
Managed	2	2	—	203	203	—
Joint Venture	8	9	(1)	1,016	1,159	(143)
Franchised	34	29	5	3,326	2,965	361

Total	113	108	5	12,876	12,515	361

     At June 30, 2003, we managed two hotels, which are independently owned by our Chief Executive Officer, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. In addition, we managed 15 Summerfield Suites hotels owned by HPT. Our revenues for managing these hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. These revenues are included in franchise and management fee income in our consolidated statements of operations. We are not currently advancing any funds to these hotels and do not intend to do so in the future.

     Our consolidated statements of operations include revenues and expenses for only those hotels owned or leased by consolidated subsidiaries of Candlewood Hotel Company, Inc. (owned and leased hotels). We refer to these hotels collectively as our corporate hotels. Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our revenues and expenses. Franchise fees, royalty fees and management fees from franchise, managed and joint venture hotels are included in franchise and management fee income in our consolidated statements of operations. Equity in income (loss) from joint venture hotels is included in loss from joint ventures in our consolidated statements of operations.

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

Results of Operations

Comparison of fiscal quarters ended June 30, 2003 and 2002

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $30.9 million for the quarter ended June 30, 2003, compared to $32.4 million for the quarter ended June 30, 2002. The decrease in revenue is a result of reduced average occupancy rates caused principally by the slowdown in the economy and a reduction in business travel, partially offset by revenue from the hotel acquired from the Boston Capital joint venture in April 2003. The following table sets forth the operating statistics for all our corporate hotels for the quarters ended June 30, 2003 and June 30, 2002:

	For the quarter ended
	June 30,

	2003	2002	Change

Occupancy	74.2%	78.7%	(4.5%)
Average Daily Rate	$53.39	$53.58	$(0.19)
Revenue per available room	$39.60	$42.14	$(2.54)

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 74.2% for the quarter ended June 30, 2003, compared to 78.7% for the quarter ended June 30, 2002. Occupancy rates for the quarter ended June 30, 2003 were negatively impacted by the slowdown in the economy.

     The average daily room rate for corporate hotels for the quarter ended June 30, 2003 was $53.39, compared to $53.58 for the quarter ended June 30, 2002. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. Other factors that influence average daily room rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy in an attempt to maximize revenue.

     Revenue per available room (“RevPAR”), calculated as the average occupancy rate multiplied by the average daily rate, was $39.60 for the quarter ended June 30, 2003, compared to $42.14 for the quarter ended June 30, 2002, a 6% decrease. This decrease is primarily due to the lower average occupancy rate we experienced in the quarter ended June 30, 2003 compared to June 30, 2002.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended June 30, 2003 totaled $19 million, compared to $20.6 million for the quarter ended June 30, 2002. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The decrease in hotel operating expenses is largely due to lower corporate allocations and advertising costs, partially offset by higher maintenance costs and operating costs for the one additional hotel acquired from the Boston Capital joint venture in April 2003.

     Rent Expense on Leased Hotels

     Rent expense on the 57 leased hotels for the quarter ended June 30, 2003 was $11.5 million, compared to $10.9 million for the quarter ended June 30, 2002. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is due to the full quarter impact in 2003 of the increase in base rent as a result of the sale and leaseback of the 21 additional hotels in April 2002. As a result of leasing seven additional hotels from HPT in July 2003, our rent expense will increase in future periods.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended June 30, 2003 totaled $1.1 million, compared to $923,000 for the quarter ended June 30, 2002. The increase in depreciation and amortization expense is the result of higher leasehold improvement depreciation expense as a result of increased capital expenditures at our leased hotels and the acquisition of the Chicago, Illinois — Wheeling hotel in April 2003. Other than for leasehold improvements we make as tenant of the leased hotels, we do not record depreciation and amortization expense for properties that are leased.

     Corporate Operations

     Other Income

     Franchise and management fee income for the quarter ended June 30, 2003 totaled $1.3 million, compared to $1.2 for the quarter ended June 30, 2002. The increase in franchise and management fee income is due to the increase in management fees as a result of the 15 Summerfield Suites hotels we began managing in late April 2003.

     Loss from joint ventures for the quarter ended June 30, 2003 totaled $870,000, compared to $297,000 for the quarter ended June 30, 2002. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel, the write-off of certain costs associated with our purchase of the Chicago, Illinois — Wheeling joint venture hotel and the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference is primarily comprised of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture. Following the sale-leaseback of the joint venture hotels with HPT in July 2003, the joint venture ceased operations.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended June 30, 2003 totaled $1.8 million, compared to $1.7 million for the quarter ended June 30, 2002, and included all expenses not directly related to the operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in corporate operating expense is primarily due to legal and professional fee expenses incurred in our evaluation of various strategic and financing alternatives, partially offset by lower franchise sales and service costs and other general corporate expenses.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended June 30, 2003 totaled $202,000, compared to $198,000 for the quarter ended June 30, 2002. Depreciation and amortization reflects depreciation and amortization of intangible assets (e.g. patents, trademarks), leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment.

     Interest Income and Expense

     Interest income for the quarter ended June 30, 2003 was $28,000, compared to $92,000 for the quarter ended June 30, 2002. Interest income for the quarter ended June 30, 2003 resulted primarily from the temporary investment of cash provided by operations. For the quarter ended June 30, 2002, interest income resulted primarily from the temporary investment of cash provided by operations and the April 2002 sale-leaseback transaction of 21 hotels. The decrease in interest income for the quarter ended June 30, 2003 is largely due to lower cash levels and lower investment rate yields.

     Interest expense for the quarter ended June 30, 2003 was $1.3 million, compared to $1.5 million for the quarter ended June 30, 2002. The decrease in interest expense is due to lower debt levels as a result of the repayment of certain obligations with the proceeds from the April 2002 sale-leaseback transaction and lower LIBOR interest rates.

     Sales of Hotels

     As of June 30, 2003, we had sold to and leased back from HPT 57 hotels, including 21 hotels sold during the second quarter of 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the quarters ended June 30, 2003 and June 30, 2002. We have sold nearly all the properties that are available for sale-leaseback transactions. As discussed above, in July 2003, the joint venture sold all seven of its hotels to HPT. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the quarters ended June 30, 2003 and June 30, 2002 (in thousands):

	For the quarter ended June 30,

	2003	2002

Rent expense on leased hotels	$11,500	$10,946
Gain recognized into earnings	$405	$355

Comparison of six-months ended June 30, 2003 and 2002

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue was $59.4 million for the six-months ended June 30, 2003, compared to $62.4 million for the six-months ended June 30, 2002. The decrease in revenue is a result of the slowdown in the economy and a reduction in business travel. The following table sets forth the operating statistics for all our corporate hotels for the six-months ended June 30, 2003 and June 30, 2002:

	For the six-months ended
	June 30,

	2003	2002	Change

Occupancy	71.4%	75.6%	(4.2%)
Average Daily Rate	$54.12	$54.14	$(0.02)
Revenue per available room	$38.62	$40.92	$(2.30)

     The average occupancy rate for our corporate hotels was 71.4% for the six-months ended June 30, 2003, compared to 75.6% for the six-months ended June 30, 2002. The average daily room rate for corporate hotels for the six-months ended June 30, 2003 was $54.12, compared to $54.14 for the six-months ended June 30, 2002. Revenue per available room was $38.62 for the six-months ended June 30, 2003, a 5.6% decrease from a year ago. This decrease is due to the lower average occupancy rate for the six-months ended June 30, 2003 compared to the six-months ended June 30, 2002.

     Hotel Operating Expenses

     Hotel operating expenses for the six-months ended June 30, 2003 totaled $37.6 million, compared to $39.8 million for the six-months ended June 30, 2002. The decrease in hotel operating expenses is largely due to lower corporate allocations and advertising costs, partially offset by higher maintenance costs and operating costs for the one additional hotel acquired in April 2003 and the full six-month impact of operating costs for the San Antonio, Texas hotel acquired in March 2002.

     Rent Expense on Leased Hotels

     Rent expense on the 57 leased hotels for the six-months ended June 30, 2003 was $23 million, compared to $18.1 million for the six-months ended June 30, 2002. The increase in rent expense is due to the full six-month effect in 2003 of the increase in base rent in as a result of the sale and leaseback of the 21 additional hotels in April 2002.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations for the six-months ended June 30, 2003 totaled $2.2 million, compared to $3.4 million for the six-months ended June 30, 2002. The decrease in depreciation and amortization expense is a result of the sale and leaseback of 21 hotels in April 2002.

     Corporate Operations

     Other Income

     Franchise and management fee income for the six-months ended June 30, 2003 totaled $2.4 million, compared to $2.1 million for the six-months ended June 30, 2002. The increase in franchise and management fee income is due to the increase in management fees as a result of the 15 Summerfield Suites hotels we began managing in late April 2003.

     Loss from joint ventures for the six-months ended June 30, 2003 totaled $2.0 million, compared to $772,000 for the six-months ended June 30, 2002. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel, the write-off of certain costs associated with our purchase of the Chicago, Illinois — Wheeling joint venture hotel and the amortization of the difference between the amount at which the Boston Capital joint venture investment is carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture.

     Corporate Operating Expenses

     Corporate operating expenses for the six-months ended June 30, 2003 totaled $3.2 million, unchanged from the six-months ended June 30, 2002. For the six-months ended June 30, 2003, expenses incurred in our evaluation of various strategic and financing alternatives were offset by lower franchise sales and service costs and other general corporate expenses.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the six-months ended June 30, 2003 totaled $392,000, compared to $382,000 for the six-months ended June 30, 2002.

     Interest Income and Expense

     Interest income for the six-months ended June 30, 2003 was $64,000, compared to $185,000 for the six-months ended June 30, 2002. Interest income for the six-months ended June 30, 2003 resulted primarily from the temporary investment of cash provided by operations. For the six-months ended June 30, 2002, interest income resulted primarily from the temporary investment of cash provided by operations and proceeds from the April 2002 sale-leaseback transaction. The decrease in interest income for the six-months ended June 30, 2003 is largely due to lower cash levels and lower investment rate yields.

     Interest expense for the six-months ended June 30, 2003 was $2.4 million, compared to $5 million for the six-months ended June 30, 2002. The decrease in interest expense is due to lower debt levels as a result of the April 2002 sale-leaseback transaction and lower LIBOR interest rates.

     Sales of Hotels

     As of June 30, 2003, we had sold to and leased back from HPT 57 hotels, 21 of which were sold during the six-months ended June 30, 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the six-months ended June 30, 2003 and June 30, 2002. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the six-months ended June 30, 2003 and June 30, 2002 (in thousands):

	For the six-months ended June 30,

	2003	2002

Rent expense on leased hotels	$22,982	$18,120
Gain recognized into earnings	$810	$638

Liquidity and Capital Resources

     We had cash and cash equivalents of $7.8 million at June 30, 2003, compared to $14.6 million at June 30, 2002. Net cash provided by operating activities totaled $92,000 for the six-months ended June 30, 2003, compared to $2.7 million of cash used in operating activities for the six-months ended June 30, 2002. For the six-months ended June 30, 2003, we recorded a net loss from operations of $11.7 million including $3.6 million of non-cash impairment loss, $2.6 million of non-cash depreciation and amortization expense, $1.8 million of loss on investment in joint ventures and $810,000 of non-cash deferred gain income on hotels sold. Sources of cash included a $3.7 million decrease in other assets primarily due to the reimbursement of hotel expenditures from the furniture, fixtures and equipment (“FF&E”) cash reserve accounts, which we used in operations, and a $2.1 million increase in accounts payable and other accrued expenses. The FF&E reserve accounts are stipulated in the lease and lending agreements and require us to make monthly contributions equal to approximately 5.0% of total gross hotel revenues. The cash reserved is for replacement and refurbishment of hotel furniture and fixtures. Uses of cash for the six-months ended June 30, 2003 consisted primarily of a $1.2 million decrease in accounts and other receivables. For the six-months ended June 30, 2002, we recorded a net loss from operations of $16 million including $8.6 million of non-cash impairment loss, $3.8 million of non-cash depreciation and amortization expense, $772,000 of loss on investment in joint ventures and $638,000 of non-cash deferred gain income on hotels sold. Sources of cash for the six-months ended June 30, 2002 included a $2.6 million decrease in other assets primarily due to the reimbursement of hotel expenditures from the FF&E cash reserve accounts, which we used in operations. Uses of cash for the six-months ended June 30, 2002 included a $1.7 million decrease in accounts and other receivables and a $1.6 million decrease in accounts payable and other accrued expenses.

     Net cash used in investing activities for the six-months ended June 30, 2003 totaled $1.4 million, compared to $131.2 million of net cash provided by investing activities for the six-months ended June 30, 2002. Uses of cash for the six-months ended June 30, 2003 consisted primarily of expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels. Sources of cash for the six-months ended June 30, 2002 consisted of $145.0 million in proceeds from sales of hotels and $10.5 million of a guaranty deposit refunded to us by HPT as part of the April 2002 sale-leaseback transaction. Uses of cash for the six-months ended June 30, 2002 consisted of $16.0 million of cash paid for security deposits related to the 21 hotels sold and leased back from HPT in April 2002 and $7.5 million of expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels.

     For the six-months ended June 30, 2003, net cash used in financing activities was $187,000, compared to $132.5 million of net cash used in financing activities for the six-months ended June 30, 2002. Net cash used in financing activities during the six-months ended June 30, 2003 consisted of principal payments on notes payable. Net cash used in financing activities during the six-months ended June 30, 2002 consisted of $192.2 million of principal payments on notes payable, partially offset by $59.7 million of proceeds from mortgages and notes payable. The principal payments on notes payable represent payments made to pay off note balances on hotels sold in the April 2002 sale-leaseback transaction. The proceeds from mortgages and notes payable represent the proceeds from the refinancing of our debt in April 2002.

     As part of the acquisition of the Chicago, Illinois — Wheeling hotel, we assumed $7.5 million of mortgage notes payable and acquired $5.3 million of property, equipment and fixtures, $668,000 of accounts payable and other accrued expenses and $300,000 of other assets including accounts receivable and prepaid expenses. These amounts represent non-cash activities and are not reflected in our statements of cash flows.

     As of June 30, 2003, we have guaranteed approximately $37.3 million of the construction debt on the Boston Capital joint venture properties. Maturity dates for this debt range from September 2003 to December 2007. Approximately $5.7 million of this debt is scheduled to mature in September 2003 and cannot be extended. Since this guaranteed debt relates to an entity, which we do not wholly- own or control, it is not included in our consolidated financial statements.

     On July 22, 2003, we completed a sale-leaseback transaction with HPT, on behalf of the joint venture we have with Boston Capital. The proceeds of the transaction were used to repay all of the mortgage debt (including the mortgage loan on the Burlington, Massachusetts hotel) and mezzanine debt of the joint venture with the balance distributed to the partners. As a result of the transaction, the $37.3 million of guaranteed debt as of June 30, 2003 has been repaid by the joint venture and the guarantee is no longer in effect. On the first of each month, we are required to make a lease payment of $4.3 million to HPT. Our operations do not generate sufficient cash to fund these obligations. As a result, in order to meet this obligation, we must use our cash reserved for continuing operations.

     As of June 30, 2003, we had borrowed $66.3 million from GMAC, financial institutions and banks. This debt had scheduled maturity dates ranging from June 2003 to June 2011 with interest rates, which range from 5.25% to 8.30%.

     Our Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.5 million per quarter. We have not made the last eight scheduled preferred stock dividend payments. We intend to assess our cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on our preferred stock. As of June 30, 2003, we had approximately $15.4 million of accumulated unpaid dividends. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in February 2003 to $7.50 per share to reflect our decision to forego payment of the November 2002 and February 2003 preferred stock dividend payments. The reduction in the conversion price to $7.50 has resulted in an increase in the dividend rate (beginning in March 2003) on the Series B preferred stock from 7.5% to 12.0%. No such provision applies to the Series A preferred stock, however, the failure to make future dividend payments will result in a further reduction in the conversion price of the Series A preferred stock.

     Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of June 30, 2003, the mandatory redemption amount was approximately $122.4 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

     In the event we liquidate, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of our Common Stock. As of June 30, 2003, the Liquidation Amount was $122.4 million, including $15.4 million of unpaid dividends.

Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of June 30, 2003, one hundred seventy five percent of the stated value of the shares was $187.3 million. If we do not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

     The following table summarizes our contractual cash and debt obligations for the next five years as of June 30, 2003 (in thousands):

     Payments due by Period:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt	$66,256	$8,275	$54,121	$136	$3,724
Rent Expense for Leased Hotels	705,363	45,507	91,015	91,015	477,826
Rent Expense on Corporate Office	369	369	—	—	—
Rent Expense on hotel equipment	706	508	188	10	—
Preferred Stock Redemption	122,365	—	122,365	—	—

Total	$895,059	$54,659	$267,689	$91,161	$481,550

     We had cash and cash equivalents of $7.8 million at June 30, 2003. We believe that a combination of our cash and cash equivalents and cash from operations will be sufficient to provide capital for operations through December 2003. We currently expect our cash and cash equivalents balance to decline during the year ended December 31, 2003. If we experience a material decline in operating performance (including RevPAR), we may not generate sufficient cash flow to support our operations through December 2003. In addition, if our operating performance does not improve (including RevPAR), we will not have sufficient funds to meet our operating needs in the first quarter of 2004. Furthermore, in order to meet our long-term financing obligations, we will be required to raise additional capital. We do not currently project that we will generate sufficient cash flow to repay the mandatory redemption of the preferred stock in 2004. We continue to consider a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to meet our financing needs. In conjunction with these activities, the Company has incurred and charged to operating expense approximately $496,000 of legal and professional fees as of June 30, 2003. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

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

     We May Not Have Sufficient Working Capital to Meet Our Day-to-Day Operating Cash Flow Needs. We had cash and cash equivalents of $7.8 million at June 30, 2003. We believe that a combination of our cash and cash equivalents and cash from operations will be sufficient to provide capital for operations through December 2003. We currently expect our cash and cash equivalents balance to decline during the year ended December 31, 2003. However, if we experience a material decline in operating performance (including RevPAR), we may not generate sufficient cash flow to support our operations through December 2003. In addition, if our operating performance does not improve (including RevPAR), we will not have sufficient funds to meet our operating needs in the first quarter of 2004. Furthermore, in order to meet our long-term financing obligations, we will be required to raise additional capital. We do not currently project that we will generate sufficient cash flow to repay the mandatory redemption of the preferred stock in 2004. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

     If Our Net Worth Continues to Decline, We Will Fail to Comply With the Terms of Our Agreements with HPT, Which Could Result In the Loss of Our Rights as a Tenant Under the Applicable Hotels. The terms of our amended lease agreement with HPT requires us to guarantee the payment of rent for the duration of the lease and, as a guarantor, to maintain a minimum net worth in an amount at least equal to the aggregate of one year’s minimum rent ($52 million). At June 30, 2003, our net worth as defined in the agreement was $56.5 million. We expect that our net worth will decline during the year ended December 31, 2003, and we cannot assure you that it will not decline below $52 million. If the lease agreement is cancelled and we lose our rights as tenants under the applicable hotels, we may not be able to continue our operations.

     We May be Unable to Service our Debt and lease Obligations. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled lease payments and preferred stock dividends will depend upon our ability to generate capital in the future and increase RevPAR. We cannot predict whether we will be able to reverse the recent declines in occupancy levels and room rates. Future occupancy and room rates may be impacted by a number of factors including:

•	the number and geographic location of new hotels;

•	the season in which new hotels open;

•	competition;

•	market acceptance of our hotels;

•	general economic conditions;

•	unexpected events, such as the World Trade Center attacks; and

•	the profitability of the businesses’ of our core customers.

Accordingly, we cannot make any assurances that our business will generate sufficient cash flow from operations to fund our debt obligations or make our scheduled lease and preferred stock dividend payments as they become due. For example, we have not made scheduled dividend payments on our preferred stock during the past eight quarters. We do not currently have sufficient capital to pay all of our debts if they were due today. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to make payments on, to repay or to refinance our indebtedness and to make our scheduled lease and preferred stock dividend payments also is, to a certain extent, subject to general economic, competitive, legislative, regulatory and other factors beyond our control. Our inability to make payments on, to repay, or to refinance our debt, lease and preferred stock obligations could result in litigation and have a material adverse effect on our business and results of operations. See “ — Liquidity and Capital Resources.”

     We Do Not Have Sufficient Funds to Redeem our Preferred Stock When it Becomes Due. Pursuant to a mandatory redemption provisions in the Certificates of Designation for our Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem our Preferred Stock in September 2004. As of June 30, 2003, the mandatory redemption amount was approximately $122.4 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock. We do not currently have, and do not believe that our operations will generate, sufficient capital to make the scheduled payment to redeem our Preferred Stock, and cannot provide any assurances that we will be able to obtain the financing necessary to do so.

     We have Never Been Profitable. At June 30, 2003, we operated 77 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

     Our Growth is largely Dependant on Franchising Hotels. We intend to grow primarily by franchising Candlewood Suites and Cambridge Suites hotels. Our financial condition may impact our ability to continue to sell franchises. For example, we chose not to apply to sell franchises in the state of Virginia based on our understanding of, and inability to meet, certain financial covenants of the state. Our ability to franchise hotels and obtain franchisees involves additional substantial risks, including:

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

     In July 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification of mandatorily redeemable preferred stock. The liability for the mandatorily redeemable preferred shares should be recorded at fair value. Any difference between fair value and the redemption value would be accreted through interest expense. Issuance costs previously recognized as a reduction to the carrying amount of the mandatorily redeemable preferred shares would be reclassified to a deferred charge (asset account) and amortized. This may have an impact on covenant calculations of the Company. Dividends on mandatorily redeemable preferred shares and any accretion on the preferred shares would be classified as a liability and included in interest expense. The Company will adopt SFAS 150 on July 1, 2003. We have not determined what the effect of this pronouncement will be on our results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our earnings are affected by changes in interest rates as a significant portion of our outstanding indebtedness is at variable rates based on LIBOR, the 10-year Treasury note or Prime. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance, effected by the variable rates at June 30, 2003, would change by approximately $6,600. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at June 30, 2003, would change by approximately $800.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. We adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of June 30, 2003, the Company had one derivative financial instrument, an interest rate cap, which was recorded at fair value of $1,000 as of June 30, 2003, with the change in fair value since the purchase date recorded in accumulated other comprehensive loss in the equity section of the balance sheet.

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

               See the Exhibit Index beginning on page 33.

(b)  Reports on Form 8-K

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDLEWOOD HOTEL COMPANY, INC

Date: August 14, 2003	By:	/s/ Jack P. DeBoer

Jack P. DeBoer
Chairman and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Warren D. Fix

Warren D. Fix
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Candlewood Hotel Company, Inc. (1)

3.2	Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (11)

3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (5)

3.4	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock. (9)

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (9)

4.1	Specimen Certificate of Common Stock. (2)

4.2	Form of Warrant. (9)

4.3	Amended and Restated Stockholders Agreement dated as of July 10, 1998. (9)

10.1	Form of Indemnification Agreement for Executive Officers and Directors. (1)

10.2	Indemnification Agreement Schedule. (10)

10.3	1996 Equity Participation Plan and Form of Stock Option Agreements. (3)

10.4	First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998. (10)

10.5	Employment Agreement between Candlewood Hotel Company, Inc. and Jack P. DeBoer dated as of September 1, 1996. (1)

10.6	Credit Facility Agreement between Candlewood Hotel Company, Inc. and Doubletree Corporation dated as of November 11, 1996. (4)

10.7	Subordinated Promissory Note from Candlewood Hotel Company, Inc. to Doubletree Corporation dated as of November 11, 1996. (4)

10.8	Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (5)

10.9	Amended and Restated Registration Rights Agreement dated as of July 10, 1998. (9)

10.10	Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (6)

10.11	First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto. (10)

10.12	Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT. (6)

10.13	Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (7)

10.14	First Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (10)

10.15	Second Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (8)

10.16	Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto. (10)

10.17	Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT. (7)

10.18	Securities Purchase Agreement dated as of June 30, 1998. (9)

Exhibit
No.	Description

10.19	Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point Properties, Inc. (10)

10.20	Third Amendment to Agreement to Lease by and between Candlewood Hotel Company, Inc. and HPT. (10)

10.21	Purchase and Sale Agreement by and among Candlewood Hotel Company, Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las Vegas, NV, LLC and HPT. (11)

10.22	Purchase and Sale Agreement, dated as of April 11, 2002, by and among Candlewood Hotel Company, Inc. and certain of its affilitates, as sellers, and Hospitality Properties Trust, as purchaser. (12)

10.23	Second Amended and Restated Lease Agreement, dated as of April 11, 2002, by and between HPT CW Properties Trust, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (12)

10.24	Second Amended and Restated Assignment and Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., assignor, and HPT CW Properties Trust, assignee. (12)

10.25	Fourth Amendment to Agreement to Lease, dated as of April 11, 2002, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc. (12)

10.26	Second Amended and Restated Guaranty Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and Hospitality Properties Trust. (12)

10.27	Second Amended and Restated Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., as tenant, and HPT CW Properties Trust, as secured party. (12)

10.28	Second Amended and Restated Stock Pledge Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as pledgor, for the benefit of HPT CW Properties Trust, as secured party. (12)

10.29	Form of Letter Agreement between Candlewood Hotel Company, Inc. and certain executive officers and schedule related thereto. (13)

10.30	Limited Liability Company Agreement of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, between Candlewood Ventures I, LLC and BCIA CW Member, LLC. (14)

10.31	Guaranty of Candlewood Hotel Company, Inc., dated as of June 1, 1999, in favor of Candlewood Hotel Company Fund I, LLC. (14)

10.32	Loan Agreement, dated as of June 1, 1999, between Candlewood Hotel Company Fund I, LLC and Boston Capital Institutional Advisors LLC. (14)

10.33	Promissory Note of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, in favor of Boston Capital Institutional Advisors LLC. (14)

10.34	Key Principal Recourse Agreement, dated as of June 1, 1999, by Candlewood Hotel Company, Inc. for the benefit of Boston Capital Institutional Advisors LLC. (14)

*10.35	Senior Executive Transaction Bonus Plan. (15)

10.36	Waiver Letter dated as of March 27, 2003 by and between Hospitality Properties Trust, Candlewood Hotel Company, Inc. and Candlewood Leasing No. 1, Inc. (15)

10.37	Loan Agreement dated April 12, 2002 by and among Candlewood Portfolio 1, LLC, certain other Candlewood entities and GMAC Commercial Mortgage Corporation. (15)

10.38	Promissory Note from Candlewood Portfolio 1, LLC and certain other Candlewood entities to GMAC Commercial Mortgage Corporation dated as of April 12, 2002. (15)

10.39	Management Agreement dated April 25, 2003 by and between HPT TRS SPES, Inc., as owner, and Candlewood Management, LLC as Manager. (16)

10.40	Purchase and Sale Agreement, dated as of July 21, 2003, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and Hospitality Properties Trust, as purchaser.

10.41	Fifth Amendment to Agreement to Lease, dated as of July 21, 2003, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc.

Exhibit
No.	Description

10.42	First Amendment to Second Amended and Restated Lease Agreement, dated as of July 21, 2003, by and between HPT CW Properties Trust and certain of its affiliates, as landlord, and Candlewood Leasing No. 1, Inc., as tenant.

10.43	Third Amended and Restated Guaranty Agreement, dated as of July 21, 2003, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and certain of its affiliates, as landlord.

10.44	Confirmation of Incidental Documents, dated as of July 21, 2003, by Candlewood Hotel Company, Inc. and certain of its affiliates, as tenant, for the benefit of HPT CW Properties Trust and certain of its affiliates, as landlord.

11.1	Statement re Computation of Per Share Earnings - not applicable.

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

*	Compensation Plan or Agreement

(1)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1 (Registration No. 333-12021) filed September 13, 1996.

(2)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 17, 1996.

(3)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 30, 1996.

(4)	Incorporated by reference from Candlewood Hotel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on October 8, 1997.

(6)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on January 7, 1998.

(7)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on June 9, 1998.

(8)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 6, 1998.

(9)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 10, 1998.

(10)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(12)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on April 26, 2002.

(13)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(14)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(15)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(16)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.