Form 10-Q
period 2003-09-30
CANDLEWOOD HOTEL CO INC
filed 2003-11-14
CIK 1022820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)
/ X /	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes / X /	No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes / /	No / X /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2003

Common Stock, $.01 par value	9,025,000 shares

CANDLEWOOD HOTEL COMPANY, INC.

FORM 10 - Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2003

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations for the three and nine-months ended September 30, 2003 and September 30, 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine-months ended September 30, 2003 and September 30, 2002 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and share data)

	September 30,
	2003	December 31,
	(Unaudited)	2002

Assets:
Investment in hotels	$107,596	$100,720
Accumulated depreciation and amortization	(17,076)	(13,771)

Net investment in hotels	90,520	86,949
Cash and cash equivalents (including $0 and $357 of restricted cash, respectively)	9,394	9,270
Deposits	46,086	46,086
Accounts and other receivables	5,746	3,705
Investments in joint ventures	555	8,393
Deferred offering costs for redeemable preferred stock	2,154	—
Other assets	7,745	13,934

Total assets	$162,200	$168,337

Liabilities, Preferred Stock and Stockholders’ Deficit:
Mortgages and notes payable	$66,029	$58,932
Accounts payable and other accrued expenses	16,104	15,083
Deferred gain on sale of hotels	24,685	25,932
Redeemable preferred stock	107,000	—
Dividends in arrears on redeemable preferred stock	18,227	—
Other liabilities	65	98

Total liabilities	232,110	100,045
Redeemable, convertible, cumulative preferred stock (“Series A”), $1,000 stated value, 65,000 shares authorized and outstanding, (including $6,319 of dividends in arrears, respectively)	—	69,209
Redeemable, convertible, cumulative preferred stock (“Series B”), $1,000 stated value, 42,000 shares authorized and outstanding, (including $4,083 of dividends in arrears, respectively)	—	44,553
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized, 9,025,000 issued and outstanding	90	90
Additional paid-in capital	16,254	22,197
Other comprehensive income	(182)	(140)
Accumulated deficit	(86,072)	(67,617)

Total stockholders’ deficit	(69,910)	(45,470)

Total liabilities, preferred stock and stockholders’ deficit	$162,200	$168,337

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except share and per share data)

	For the Quarter Ended		For the Nine-Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
Hotel operations	$35,219	$32,493	$94,621	$94,866
Franchise and management fee income	1,363	803	3,753	2,918
Loss from joint ventures	(1,233)	(25)	(3,197)	(797)

Total hotel operating revenues	35,349	33,271	95,177	96,987
Proceeds from sales of hotels	—	—	—	145,000
Deferred gain recognition on sales of hotels	405	406	1,215	1,044

Total revenues	35,754	33,677	96,392	243,031
Operating costs and expenses:
Hotel operating expenses	22,326	20,196	59,913	59,968
Corporate operating expenses	1,473	1,279	4,683	4,447
Rent expense on leased hotels	12,764	11,470	35,746	29,590
Depreciation and amortization	1,306	1,144	3,909	4,934
Impairment loss	—	—	3,645	8,604
Loss on extinguishments of debt	—	—	—	2,115

Total operating costs and expenses	37,869	34,089	107,896	109,658

Cost of hotels sold	—	—	—	145,000

	(2,115)	(412)	(11,504)	(11,627)
Interest income	26	73	90	258
Interest expense	(4,636)	(1,172)	(7,041)	(6,127)

Loss before preferred stock Dividends	(6,725)	(1,511)	(18,455)	(17,496)
Preferred stock dividends	—	(2,023)	(5,097)	(6,002)

Net loss available to common Stockholders	$(6,725)	$(3,534)	$(23,552)	$(23,498)

Net loss per share of common stock - basic and diluted	$(0.75)	$(0.39)	$(2.61)	$(2.60)

Weighted average shares outstanding - basic and diluted	9,025,000	9,025,000	9,025,000	9,025,000

See accompanying notes.

CANDLEWOOD HOTEL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine-Months Ended

	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net loss before preferred stock dividends	$(18,455)	$(17,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,909	4,934
Loss from joint ventures	2,294	797
Deferred gain recognition on sales of hotels	(1,215)	(1,044)
Impairment loss	3,645	8,604
Loss on extinguishments of debt	—	2,115
Change in:
Accounts and other receivables	(2,014)	(1,530)
Other assets	6,088	962
Accounts payable and other accrued expenses	5,003	(720)
Other liabilities	(33)	(647)

Net cash used in operating activities	(778)	(4,025)

Cash flows from investing activities:
Proceeds from sales of hotels	—	145,000
Refund of guaranty deposit	—	10,452
Cash paid for security deposits	—	(16,000)
Change in cost of sales of hotels	(32)	—
Change in hotels completed	(1,716)	(8,096)
Contributions to joint ventures	(1,283)	—
Distributions from joint ventures	4,465	314
Purchase of intangible assets	(118)	(220)

Net cash provided by investing activities	1,316	131,450

Cash flows from financing activities:
Proceeds from mortgages and notes payable	—	59,660
Payments on mortgages and notes payable	(414)	(192,172)

Net cash used in financing activities	(414)	(132,512)

Net increase (decrease) in cash and cash equivalents	124	(5,087)
Cash and cash equivalents at beginning of period	9,270	17,966

Cash and cash equivalents at end of period	$9,394	$12,879

Supplementary disclosure of cash flow information:
Cash paid for interest	$4,449	$6,794

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

The Company has entered into asset sale agreements to sell substantially all of its assets. If these asset sale transactions are approved by its stockholders, the Company plans to enter into a plan of dissolution (the “Plan of Dissolution”) to liquidate its remaining assets. Pursuant to the Asset Purchase Agreement by and between the Company and Hospitality Properties Trust (“HPT”) executed on October 27, 2003 (the “HPT Purchase Agreement), the Company will sell its remaining twelve hotels to HPT. In connection with that transaction, the Company and HPT will also enter in a Termination Agreement pursuant to which the lease agreement governing 64 hotels to which HPT and the Company are parties will be terminated (see Note 5). In addition, pursuant to the Asset Purchase Agreement by and between the Company and Six Continents Hotels, Inc. (“SCH”) executed on October 27, 2003 (the “SCH Purchase Agreement”), the Company will sell the rights to all the remaining Candlewood franchise agreements as well as certain trademarks and brand names to SCH.

After completion of the transactions contemplated by the Purchase Agreements (the “Sale Transactions”), the Company intends on entering into the proposed Plan of Dissolution whereby the Company will sell its remaining assets and wind up its corporate existence. The proceeds from the Asset Purchase Agreements and dissolution process will be paid to the Company’s preferred and common stockholders according to the provisions of the proposed amendment to the Company’s Certificates of Incorporation, Certificates of Designations for the Series A and Series B Preferred Stock, and the Delaware laws governing the process of dissolution. If the amendments to the Certificates of Designations are approved, the preferred stockholders will be entitled to receive the first $25 million of liquidation proceeds; common stockholders would then receive $500,000 of the remaining liquidation proceeds; and thereafter the preferred stockholders would receive 90% of any remaining liquidation proceeds and the common stockholders would receive 10% of any remaining liquidation proceeds, to the extent available.

The Board of Directors of the Company, by unanimous vote, has approved these proposed transactions. The Company filed a preliminary proxy statement with the Securities and Exchange Commission on November 6, 2003 seeking shareholder approval of the above proposed transactions. The accompanying unaudited consolidated financial statements do not reflect any adjustments relating to the above proposed transactions.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The Company evaluates hotels and investments in joint ventures for impairment when conditions indicate that it is probable that the sum of the expected future cash flows is less than the carrying value of the asset. Upon determination that an asset has been impaired, the carrying value of the asset is reduced to estimated fair value less costs to sell. For the nine-months ended September 30, 2003 and 2002, the Company recorded impairment losses of $3.6 million (related to an investment in joint ventures) and $8.6 million (related to investment in hotels), respectively.

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

In April 2002, the Company purchased an interest rate cap as part of the refinancing of mortgage debt with GMAC to manage interest rate risk at a cost of $187,000. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure as they are designated. This effectiveness is essential for qualifying for hedge accounting available for only certain qualifying derivative instruments. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, is terminated, or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market through earnings each period. During 2003, the Company expects to reclassify to earnings approximately $12,000 of amounts held in accumulated other comprehensive income. If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

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

As of September 30, 2003, the Company’s interest rate cap was reported at its fair value as other assets of $2,100 with the remaining unamortized change in fair value since the purchase date of approximately $182,000 recorded in accumulated other comprehensive loss in the equity section of the balance sheet. As a result of the above, the Company incurred a total comprehensive loss available to common shareholders of $23.6 million ($2.61 per weighted average common share) and $23.6 million ($2.62 per weighted average common share) for the nine-months ended September 30, 2003 and 2002, respectively.

G.	Intangible Assets

Intangible assets of $1.4 million include ownership rights, title and interest in the Candlewood Hotel name, costs for patents and trademarks and costs to obtain franchise agreements. These assets are being amortized using the straight-line method over a period of ten to twenty years and are included in other assets on the accompanying consolidated balance sheets.

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

The Company has two reportable segments, the operation of hotels and the sale of hotels. Information related to the Company’s reportable segments for the nine-months ended September 30, 2003 and 2002, respectively, is as follows:

Nine-months ended September 30, 2003	Operation of	Sale of
(In thousands)	Hotels	Hotels	Total

Revenues from external customers	$95,177	$—	$95,177
Interest expense	3,672	—	3,672
Depreciation expense	3,327	—	3,327
Impairment loss	—	3,645	3,645
Segment loss	(7,481)	(2,430)	(9,911)
Hotels assets:
Investment in hotels	107,596	—	107,596
Accounts receivable	5,188	—	5,188
Deferred gain on sale of hotels	—	24,685	24,685

Nine-months ended September 30, 2002	Operation of	Sale of
(In thousands)	Hotels	Hotels	Total

Revenues from external customers	$96,987	$—	$96,987
Interest expense	6,127	—	6,127
Depreciation expense	4,363	—	4,363
Impairment loss	—	8,604	8,604
Segment loss	(3,061)	(7,560)	(10,621)
Hotels assets:
Investment in hotels	100,182	—	100,182
Accounts receivable	5,504	—	5,504
Deferred gain on sale of hotels	—	26,403	26,403

The difference between segment loss and net loss is preferred stock dividends and corporate expenses not specific to the Company’s reportable segments.

O.	Stock Options

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of comparable information regarding the Company’s method of accounting for stock-based employee compensation for all interim periods. The Company accounts for its stock-based employee compensation, which is in the form of common share option grants, under the intrinsic method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals the market price of the underlying shares at the date of grant. We did not recognize any compensation expense for the nine-months ended September 30, 2003 and 2002 related to options granted under APB 25.

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

Note 2: Mortgages and Notes Payable

A wholly owned subsidiary of the Company (“the Subsidiary”) has a loan agreement with GMAC Commercial Mortgage Corporation. This Subsidiary owns 10 of the Company’s hotels. Interest on the loan is payable monthly, in arrears, on the first day of the calendar month. Interest is calculated at a variable rate per annum, adjusted monthly, at a rate equal to the 30-day LIBOR rate plus 4.25% (7.75% as of September 30, 2003). The debt has a LIBOR interest rate floor of 3.50%. As a result, the Company’s interest rate on this debt cannot go below 7.75%. Interest is payable monthly and the principal amount of the loan is payable monthly beginning in May 2003 and is calculated based on a 25-year amortization schedule using the prevailing interest rate as defined in the note. The loan matures in May 2005 and provides for one 12-month extension. Amounts borrowed under the loan agreement are secured by the 10 hotels, the land on which the hotels are constructed and certain funds deposited in demand deposit accounts assigned to GMAC. The Company, and certain other of the Company’s wholly owned subsidiary limited liability companies (“LLCs”), guarantee the loan. At September 30, 2003, $54.7 million was outstanding under this loan agreement.

In April 2002, the Company purchased an interest rate hedge to cap the 30-day LIBOR interest rate on the GMAC note. The interest rate is capped at 7.50% and the cap expires in May 2005 concurrent with the maturity of the note. Accordingly, the maximum interest rate throughout the term of the GMAC note cannot exceed 11.75% (7.50% LIBOR plus 4.25%).

The Company has also entered into a loan agreement with a financial institution for the financing of one of the Company’s hotels. Interest on the loan is payable monthly, in arrears. Interest payments are calculated at a fixed rate based off the 10-year Treasury note at the time the loan was closed plus 3.08% (8.30% as of September 30, 2003). Principal payments are calculated based on a 25-year amortization schedule using the prevailing interest rate as defined in the note. The note matures in June 2011. The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At September 30, 2003, approximately $3.9 million was outstanding under this note.

On April 1, 2003, the Company assumed the obligations under a bank loan relating to the Company’s Chicago, Illinois – Wheeling hotel, a hotel formerly owned by a joint venture investment of the Company. See “Note 3 – Investments in Joint Ventures.” Interest on the loan is payable monthly, in arrears, beginning on the first full calendar month after the date of the agreement. Interest payments are calculated based on the prime interest rate plus 1% (5% as of September 30, 2003). Fixed principal payments are calculated based on a 20-year amortization schedule using the prevailing interest rate as defined in the note. The note originally matured on June 30, 2003, at which time we did not make the required principal payment. The loan was amended in September 2003 with a new maturity date of December 30, 2003. The loan amount borrowed is secured by the hotel and the land on which the hotel is constructed, certain funds deposited in a demand deposit account assigned to the bank, as well as a guarantee by the Company and certain other of the Company’s wholly-owned subsidiary LLCs. At September 30, 2003, approximately $7.4 million was outstanding under this note. If the proposed Sale Transaction is completed, we anticipate repaying this loan from the sale proceeds.

Note 3: Investments in Joint Ventures

As of September 30, 2003, the Company’s net investment in joint ventures was approximately $555,000. The difference between the amount at which the investment is carried in the Company’s accounting records and the amount of the underlying equity in the net assets of the investee is amortized into income from joint ventures over the contractual life of the respective joint venture entity. As of September 30, 2003, this amount was approximately $100,000 and is included in investments in joint ventures on the accompanying consolidated balance sheets. For the quarters ended September 30, 2003 and 2002, equity (loss) income in joint ventures of approximately ($1.2 million) and $439,000, respectively, was recorded before recognition of the carrying value difference of approximately ($1,000) and ($464,000), respectively. For the quarter ended September 30, 2002, the Company received distributions from its joint ventures of $200,000. There were no distributions made to the Company during the quarter ended September 30, 2003.

The Company had one significant joint venture that was formed in 1999 with Boston Capital Institutional Advisors (“Boston Capital”) and Mass Mutual in which the Company held a 50% ownership interest. In total, eight hotels were developed by the joint venture and hotel operations for the joint venture commenced in 2000. On April 1, 2003, pursuant to a prior agreement, the Company assumed ownership of the Chicago, Illinois-Wheeling hotel from the joint venture including 100% of all assets, liabilities and ownership interests. In total, the Company assumed $1.3 million of total liabilities in excess of total assets. This property was consolidated into the Company’s financial statements beginning on April 1, 2003. In July 2003, the joint venture ceased its hotel operations when the seven remaining hotels were sold in a sale-leaseback transaction with Hospitality Properties Trust. See “Note 5 – Sale / Leaseback.” In accordance with the profit and loss allocation terms of the joint venture agreement, for the nine-months ended September 30, 2003, the Company recorded all of the $2.3 million net pre-tax loss of the joint venture.

The following is unaudited condensed financial information for the joint venture as of September 30, 2003 and 2002:

Nine-months ended September 30,	2003	2002

(In thousands)
Total revenue	$9,713	$15,472
Hotel operating expenses	7,227	8,213
Depreciation and amortization	1,272	2,234
Loss on extinguishments of debt	573	—
Loss on sale of hotels	136	—
Interest expense, net	2,822	4,378

Net pre-tax (loss)	$(2,317)	$647

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), which required the consolidation of an entity by an enterprise (i) if that enterprise, known as a “primary beneficiary”, has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation 46 is applicable for the first reporting period that ends after December 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation 46 occur. We do not believe that the adoption of this interpretation will have a material effect on our financial statements.

Note 4: Redeemable, Convertible, Cumulative Preferred Stock

General

The Company has authorized “blank check” preferred stock in the amount of 5,000,000 shares at $.01 par value per share. The stock may be issued with such voting powers and such designations, preferences, privileges and other special rights as designated by the Board of Directors. At the date of issuance of any of the preferred stock, the Company determines whether the stock is redeemable and the appropriate classification of the stock on the balance sheet. At September 30, 2003, as more fully described below, the Company had 65,000 and 42,000 shares, respectively, of Series A and Series B redeemable preferred stock issued and outstanding.

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

The Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on the Company’s Common Stock. These payments are approximately $2.5 million per quarter. The Company has not made the last eight scheduled preferred stock dividend payments. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in August 2003 to $7.00 per share to reflect the Company’s decision to forego payment of its May 2003 and August 2003 preferred stock dividend payments. The Company intends to assess its cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on the preferred stock. The reduction in the conversion price below the $7.50 threshold in effect for the Series B Preferred Stock has resulted in an increase in the dividend rate on the Series B preferred stock from 7.5% to 12.0%. No such provision applies to the Series A preferred stock, however, the failure to make future dividend payments will result in a further reduction in the conversion price of the Series A preferred stock. As of September 30, 2003, the Company had approximately $18.2 million of accumulated unpaid dividends in arrears, which have been accrued and recorded as an increase to the carrying amount of the Series A and Series B preferred stock.

Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, the Company is required to redeem the Series A and Series B Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of September 30, 2003, the mandatory redemption amount was approximately $125.2 million. If the Company fails to redeem the Preferred Stock when due, it will be required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

In the event the Company liquidates, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of the Common Stock. As of September 30, 2003, the Liquidation Amount was $125.2 million, including $18.2 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, the Company is required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of September 30, 2003, one hundred seventy five percent of the stated value of the shares was $187.3 million. If the Company does not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock.

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

The carrying amount of the redeemable preferred stock is being increased by periodic accretions using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. For the quarter and nine-months ended September 30, 2003, approximately $507,000 and $1.5 million, respectively, were recorded as an increase to the carrying value of the preferred stock.

In July 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification of mandatorily redeemable preferred stock. The liability for the mandatorily redeemable preferred shares should be recorded at fair value. Any difference between fair value and the redemption value would be accreted through interest expense. Issuance costs previously recognized as a reduction to the carrying amount of the mandatorily redeemable preferred shares would be reclassified to a deferred charge (asset account) and amortized. Dividends on mandatorily redeemable preferred shares and any accretion on the preferred shares would be classified as a liability and included in interest expense. The Company adopted SFAS 150 on July 1, 2003. As a result of the adoption of SFAS 150, the Company reflected its redeemable Series A and Series B Preferred Stock at its redemption amount of $107 million and the related dividends in arrears of $18.2 million in liabilities on the September 30, 2003 balance sheet. The remaining unamortized preferred stock issuance costs of $2.2 million are reflected in assets as a deferred charge on the September 30, 2003 balance sheet and are amortized into interest expense. In addition, for the three and nine months ended September 30, 2003, accrued but unpaid dividends on the Series A and Series B Preferred Stock of $2.9 million and the related amortization of the preferred stock issuance costs totaling $507,000 were included in interest expense in the statement of operations.

Note 5: Sale / Leaseback

As of September 30, 2003, the Company had completed four separate sale-leaseback transactions with HPT. These transactions were completed in stages commencing in December 1997 with the most recent transaction completed in April 2002. In July 2003, as part of the dissolution of the Company’s joint venture with Boston Capital and Mass Mutual, the joint venture sold all seven of its hotels to HPT. These hotels were then leased to the Company. As a result of this transaction, as of September 30, 2003, the total number of hotels leased by the Company from HPT increased to 64.

Terms of the HPT sales agreement were all cash at the close of escrow for each hotel sold. Each of the hotels sold has been leased back to a wholly owned subsidiary of Candlewood pursuant to the terms of a master operating lease agreement executed in April 2002, which superceded the previous operating lease (the “previous lease”). This lease expires in December 2018 and may be renewed in certain circumstances and at the election of the Company for up to three 15-year periods. The master lease agreement was amended in July 2003 (See Note 3) to include the seven additional hotels with the lease term remaining the same (expiration in December 2018). The lease calls for monthly lease payments of approximately $4.3 million and requires the Company to place a security deposit with HPT for each property equal to one year’s lease payments. HPT did not require an additional security deposit for the lease of the seven new hotels. The security deposit will be released to the Company at the end of the lease term.

The terms of the amended lease agreement with HPT requires the Company to guarantee the payment of rent for the duration of the lease and, as a guarantor, to maintain a minimum net worth in an amount at least equal to the aggregate of one year’s minimum rent ($52 million). At September 30, 2003, the Company’s net worth as defined in the agreement was $53.2 million. The Company expects that its net worth will decline during the quarter ended December 31, 2003, and cannot be certain that it’s net worth, as defined, will not decline below $52 million. If the lease agreement is cancelled and the Company loses its rights as tenants under the applicable hotels, the Company may not be able to continue its operations.

The previous lease agreement provided for the Company to guarantee the payment of rent until defined operating cash flows exceed the annual lease payments by 150% for 12 consecutive months. In connection with this obligation, the Company was required to place deposits with HPT equal to approximately 5% of the sales price, upon the initial closing of each transaction. These deposits were charged to cost of sales as the hotels were sold. As part of the newly executed lease, the Company was refunded the remaining balance of the guaranty deposit, which was recorded as an additional deferred gain on sale of hotels and will be recognized as income over the remaining lease term. In addition, the new lease requires the Company to guarantee the payment of rent for the duration of the lease. In total, as of September 30, 2003, the Company had sold 57 hotels for $434.8 million of hotels with a total deferred gain of $32.8 million, which includes the return of the guaranty deposits to the Company. Such gain has been deferred and is being recognized in income as noted in the Company’s accounting policies. See “Note 1 – Summary of Significant Accounting Policies.” For the quarters ended September 30, 2003 and 2002, respectively, the Company recognized approximately $405,000 and $406,000 of deferred gain into income. As of September 30, 2003, the Company has recognized a total of $1.2 million of deferred gain into income. Sale proceeds, net of the deferred gain and related cost of the hotels sold are presented on the consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

Proposed Asset Sale

We have entered into asset sale agreements to sell substantially all of our assets. If these asset sale transactions are approved by our stockholders, we plan to enter into a plan of dissolution (the “Plan of Dissolution”) to liquidate our remaining assets. Pursuant to the Asset Purchase Agreement by and between Candlewood and Hospitality Properties Trust (“HPT”) dated October 27, 2003 (the “HPT Purchase Agreement”), we will sell our remaining twelve hotels to HPT. In connection with that transaction, Candlewood and HPT will also enter in a Termination Agreement pursuant to which the lease agreement governing 64 hotels to which HPT and Candlewood are parties will be terminated. In addition, pursuant to the Asset Purchase Agreement by and between Candlewood and Six Continents Hotels, Inc. (“SCH”), a subsidiary of Intercontinental Hotels Group, PLC, dated October 27, 2003 (the “SCH Purchase Agreement” and, together with the HPT Purchase Agreement, the “Purchase Agreements”), we will sell our rights to all existing Candlewood franchise agreements as well as certain trademarks and brand names to SCH.

     After completion of the transactions contemplated by the Purchase Agreements, we intend to enter into a Plan of Dissolution whereby we will sell our remaining assets and wind up our corporate existence. The liquidation proceeds will be paid to our preferred and common stockholders according to the provisions of the proposed amendments to our Restated Certificate of Incorporation, Certificates of Designations for our Series A and Series B Preferred Stock, and the Delaware laws governing the process of dissolution. If the amendments to our Certificates of Designations are approved, our preferred stockholders will be entitled to receive the first $25 million of liquidation proceeds; our common stockholders would then receive $500,000 of the remaining liquidation proceeds; and thereafter our preferred stockholders would receive 90% of any remaining liquidation proceeds and our common stockholders would receive 10% of any remaining liquidation proceeds, to the extent available.

     Our Board of Directors, by unanimous vote, has approved these proposed transactions. We filed a preliminary proxy statement with the Securities and Exchange Commission on November 6, 2003 seeking our shareholder approval of the above proposed transactions. Stockholders are encouraged to read the proxy statement in its entirety.

General

     Candlewood operates, franchises, owns and manages Candlewood Suites and Cambridge Suites hotels (“Candlewood hotels”) to serve extended-stay business and personal travelers. At December 31, 2002, we had a total of 77 company-operated hotels (which is comprised of owned, leased and joint venture hotels), 30 franchised hotels and two managed hotels located in 34 states. At September 30, 2003, we had a total of 77 company-operated hotels, 34 franchised hotels and 17 managed hotels located in 34 states. In addition, at September 30, 2003, we had five franchise hotels under construction and 20 franchise agreements for hotels not yet under construction, which are subject to a variety of conditions.

     We classify our hotels into five categories: owned, leased, managed, joint venture and franchised. Owned hotels are those hotels that we have independently developed or acquired and own. Leased hotels are those hotels that we previously sold and currently lease from a third party. Managed hotels are those hotels that we manage for a third party, but do not lease or own. Joint venture hotels are those hotels that we developed and own with our joint venture partners. Franchised hotels are those hotels developed and owned by third parties that utilize one of our franchise brands, Candlewood Suites or Cambridge Suites. The following table sets forth our property portfolio at September 30, 2003 and 2002:

	Number of Hotels			Number of Rooms
	September 30,			September 30,
			Increase /			Increase /
	2003	2002	(Decrease)	2003	2002	(Decrease)

Owned	12	11	1	1,443	1,300	143
Leased	64	57	7	7,776	6,888	888
Managed	17	2	15	2,024	203	1,821
Joint Venture	1	9	(8)	128	1,159	(1,031)
Franchised	34	29	5	3,326	2,959	367

Total	128	108	20	14,697	12,509	2,188

     At September 30, 2003, we managed 17 hotels, 15 Summerfield Suites hotels owned by HPT and two hotels independently owned by our Chief Executive Officer, the Cambridge Suites by Candlewood and the Hotel at Old Town, both located in Wichita, Kansas. On October 6, 2003, we ceased management of the 15 Summerfield Suites hotels (1,821 rooms) upon termination of a management agreement with HPT. Our revenues for managed hotels consist primarily of management fees that are based on a percentage of gross revenues, operating profits, cash flow or a combination thereof. These revenues are included in franchise and management fee income in our consolidated statements of operations.

     Our consolidated statements of operations include revenues and expenses for only those hotels owned or leased by consolidated subsidiaries of Candlewood Hotel Company, Inc. (owned and leased hotels). We refer to these hotels collectively as our corporate hotels. Revenues and expenses from franchise hotels and unconsolidated subsidiary hotels (joint venture hotels accounted for under the equity method of accounting) are not included in our revenues and expenses. Franchise fees, royalty fees and management fees from franchised, managed and joint venture hotels are included in franchise and management fee income in our consolidated statements of operations. Equity in income (loss) from joint venture hotels is included in loss from joint ventures in our consolidated statements of operations.

     We have sold and leased back 57 hotels from Hospitality Properties Trust (“HPT”), not including the seven hotels our joint venture sold to HPT in July 2003 which we subsequently leased back. The provisions of the transactions allow us to operate, as lessee, over a defined lease term, hotels that we developed. Our results from operations reflect these transactions. As a result of the sale-leaseback transactions, we have recorded rent expense on the hotels leased back from HPT. Since these hotels are leased and not owned, the financial statements do not reflect any depreciation and amortization or interest expense for these hotels after the date of sale. The proceeds from the sales of the hotels is recorded net of the deferred gain on sale. The gain is deferred and not recognized into earnings until certain operating performance levels are achieved. See Note 5 to Consolidated Financial Statements.

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

Results of Operations

Comparison of fiscal quarters ended September 30, 2003 and 2002

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue, which includes room revenue and other revenue (e.g. guest telephone and sales of products from the Candlewood Cupboard), was $35.2 million for the quarter ended September 30, 2003, compared to $32.5 million for the quarter ended September 30, 2002. The increase in revenue is a result of revenues from the seven additional hotels leased from HPT in July 2003 and the hotel acquired from the Boston Capital joint venture in April 2003. The following table sets forth the operating statistics for our corporate hotels for the quarters ended September 30, 2003 and September 30, 2002:

	For the quarter ended
	September 30,

	2003	2002	Change

Occupancy	76.7%	77.7%	(1.0%)
Average Daily Rate	$53.84	$53.85	$(0.01)
Revenue per available room	$41.29	$41.86	$(0.57)

     Average occupancy rate, which is determined by dividing the number of guestrooms occupied on a daily basis by the total number of guestrooms available for the period, was 76.7% for the quarter ended September 30, 2003, compared to 77.7% for the quarter ended September 30, 2002. Occupancy rates for the quarter ended September 30, 2003 were negatively impacted by the continued slowdown in the economy.

     The average daily room rate for corporate hotels for the quarter ended September 30, 2003 was $53.84, compared to $53.85 for the quarter ended September 30, 2002. Average daily room rates are determined by dividing room revenue by the number of guestrooms occupied on a daily basis for the applicable period. Other factors that influence average daily room rates include higher rates for our one-bedroom suites and higher rates in certain hotel locations. It is our practice to continuously review individual markets to assess the impact of competition on local supply and demand and establish room rates that balance occupancy in an attempt to maximize revenue.

     Revenue per available room (“RevPAR”), calculated as the average occupancy rate multiplied by the average daily rate, was $41.29 for the quarter ended September 30, 2003, compared to $41.86 for the quarter ended September 30, 2002, a 1.4% decrease. This decrease is primarily due to the lower average occupancy rate we experienced in the quarter ended September 30, 2003 compared to September 30, 2002.

     Hotel Operating Expenses

     Hotel operating expenses for the quarter ended September 30, 2003 totaled $22.3 million, compared to $20.2 million for the quarter ended September 30, 2002. Hotel operating expenses consist of all expenses directly applicable to the operation of the hotels, including corporate allocations for various operating, marketing and accounting functions. The largest portion of hotel operating expenses consisted of salaries, wages and fringe benefits. The balance of hotel operating expenses was comprised of normal operating items, such as utilities, property taxes, insurance, supplies, promotional materials, maintenance items and similar expenses. The increase in hotel operating expenses is primarily due to operating costs for the seven additional hotels leased from HPT in July 2003 and the hotel acquired from the Boston Capital joint venture in April 2003, partially offset by lower corporate allocations and advertising costs.

     Rent Expense on Leased Hotels

     Rent expense on the 64 leased hotels during the quarter ended September 30, 2003 was $12.8 million, compared to $11.5 million for the 57 hotels leased during the quarter ended September 30, 2002. Rent expense is comprised of two elements, a base fixed rent and a contingent rent. Contingent rent expense is a variable expense based on a property achieving improved year over year revenue growth and is calculated on an individual property basis. The increase in rent expense is due to an increase in base rent as a result of the leasing of seven additional hotels in July 2003.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations (e.g., building, furniture, fixtures and equipment) for the quarter ended September 30, 2003 totaled $1.1 million, compared to $955,000 for the quarter ended September 30, 2002. The increase in depreciation and amortization expense is the result of higher leasehold improvement depreciation expense as a result of increased capital expenditures at our leased hotels, the increased number of leased hotels and the acquisition of the Chicago, Illinois – Wheeling hotel in April 2003. Other than for leasehold improvements we make as tenant of the leased hotels, we do not record depreciation and amortization expense for properties that are leased.

     Corporate Operations

     Other Income

     Franchise and management fee income for the quarter ended September 30, 2003 totaled $1.4 million, compared to $803,000 for the quarter ended September 30, 2002. The increase in franchise and management fee income is primarily due to the increase in management fees as a result of the 15 Summerfield Suites hotels we managed from late April 2003 through September 2003.

     Loss from joint ventures for the quarter ended September 30, 2003 totaled $1.2 million, compared to $25,000 for the quarter ended September 30, 2002. This loss is primarily due to the write-off of certain costs associated with the dissolution of the Boston Capital joint venture in July 2003.

     Corporate Operating Expenses

     Corporate operating expenses for the quarter ended September 30, 2003 totaled $1.5 million, compared to $1.3 million for the quarter ended September 30, 2002, and included all expenses not directly related to the operations of specific hotels. The largest portion of corporate operating expenses consisted of salaries, wages and fringe benefits. The balance of other corporate operating expenses was comprised of normal operating costs, such as office space lease, travel, utilities, advertising, professional fees and similar expenses. The increase in corporate operating expense is primarily due to legal and professional fee expenses incurred in our evaluation of various strategic and financing alternatives, partially offset by lower franchise costs and other general corporate expenses.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the quarter ended September 30, 2003 totaled $190,000, unchanged from the quarter ended September 30, 2002. Depreciation and amortization reflects depreciation and amortization of intangible assets (e.g. patents, trademarks), leasehold improvements and furnishings in our corporate office, and depreciation of financial system hardware, software and peripheral equipment.

     Interest Income and Expense

     Interest income for the quarter ended September 30, 2003 was $26,000, compared to $73,000 for the quarter ended September 30, 2002. Interest income for the quarter ended September 30, 2003 resulted primarily from the temporary investment of cash provided by operations and cash from the dissolution of our joint venture with Boston Capital and Mass Mutual. For the quarter ended September 30, 2002, interest income resulted primarily from the temporary investment of cash provided by operations and the April 2002 sale-leaseback transaction of 21 hotels. The decrease in interest income for the quarter ended September 30, 2003 is largely due to lower cash levels and lower investment rate yields.

     Interest expense for the quarter ended September 30, 2003 was $4.6 million, compared to $1.2 million for the quarter ended September 30, 2002. The increase in interest expense is due to the inclusion in interest expense of $3.4 million of accrued dividends and accretion of deferred offering costs on our redeemable preferred stock as a result of the adoption of SFAS No. 150 on July 1, 2003 (see “Impact of New Accounting Standards” below) and higher debt levels resulting from the assumption of the loan on the Wheeling, Illinois property from the Boston Capital joint venture.

     Sales of Hotels

     In July 2003, our Boston Capital joint venture sold all seven of its hotels to HPT. Concurrent with this sale, we agreed to lease the seven hotels from HPT. As a result, as of September 30, 2003, we leased a total of 64 hotels from HPT. We have sold nearly all of our hotels that are available for sale-leaseback transactions. A deferred gain was recorded on the sales (other than the sale by the joint venture), a portion of which has been recorded in income in the quarters ended September 30, 2003 and September 30, 2002. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the quarters ended September 30, 2003 and September 30, 2002 (in thousands):

	For the quarter ended
	September 30,

	2003	2002

Rent expense on leased hotels	$12,764	$11,470
Gain recognized into earnings	$405	$406

Comparison of nine-months ended September 30, 2003 and 2002

     Hotel Operations

     Hotel Operations Revenue

     Hotel operations revenue was $94.6 million for the nine-months ended September 30, 2003, compared to $94.9 million for the nine-months ended September 30, 2002. The decrease in revenue is a result of the slowdown in the economy and a reduction in business travel, partially offset by revenues from the seven additional hotels leased from HPT in July 2003 and the hotel acquired from the Boston Capital joint venture in April 2003. The following table sets forth the operating statistics for all our corporate hotels for the nine-months ended September 30, 2003 and September 30, 2002:

	For the nine-months ended
	September 30,

	2003	2002	Change

Occupancy	73.0%	76.3%	(3.3%)
Average Daily Rate	$53.64	$54.04	$(0.40)
Revenue per available room	$39.17	$41.23	$(2.06)

     The average occupancy rate for our corporate hotels was 73% for the nine-months ended September 30, 2003, compared to 76.3% for the nine-months ended September 30, 2002. The average daily room rate for corporate hotels for the nine-months ended September 30, 2003 was $53.64, compared to $54.04 for the nine-months ended September 30, 2002. Revenue per available room was $39.17 for the nine-months ended September 30, 2003, a 5% decrease from a year ago. This decrease is due to the lower average occupancy rate for the nine-months ended September 30, 2003 compared to the nine-months ended September 30, 2002.

     Hotel Operating Expenses

     Hotel operating expenses for the nine-months ended September 30, 2003 totaled $59.9 million, compared to $60.0 million for the nine-months ended September 30, 2002. For 2003, lower corporate allocations and advertising costs have been offset by higher operating costs for the seven additional hotels leased from HPT in July 2003, the hotel acquired from the Boston Capital joint venture in April 2003 and the full nine-month impact of operating costs for the San Antonio, Texas hotel acquired in March 2002.

     Rent Expense on Leased Hotels

     Rent expense on the 64 leased hotels for the nine-months ended September 30, 2003 was $35.7 million, compared to $29.6 million for the nine-months ended September 30, 2002. The increase in rent expense is due to an increase in base rent as a result of having leased seven additional hotels in July 2003 and the full nine-month impact of the sale and leaseback of 21 hotels in April 2002.

     Hotel Depreciation and Amortization

     Depreciation and amortization expense applicable to hotel operations for the nine-months ended September 30, 2003 totaled $3.3 million, compared to $4.4 million for the nine-months ended September 30, 2002. The decrease in depreciation and amortization expense is a result of the sale and leaseback of 21 hotels in April 2002.

     Corporate Operations

     Other Income

     Franchise and management fee income for the nine-months ended September 30, 2003 totaled $3.8 million, compared to $2.9 million for the nine-months ended September 30, 2002. The increase in franchise and management fee income is primarily due to the increase in management fees as a result of the 15 Summerfield Suites hotels we began managed from late April 2003 through September 2003.

     Loss from joint ventures for the nine-months ended September 30, 2003 totaled $3.2 million, compared to $797,000 for the nine-months ended September 30, 2002. This loss is due to the reduced profitability of the joint venture hotels as a result of the slowdown in the economy and the reduction in business travel, the write-off of certain costs associated with the dissolution of the joint venture in July 2003, our purchase of the Chicago, Illinois – Wheeling joint venture hotel in April 2003, and the amortization of the difference between the amount at which the Boston Capital joint venture investment was carried on our accounting records and the amount of the underlying book equity in the net assets of the joint venture. This difference was primarily comprised of carrying costs incurred from the time we purchased the land until the hotel was contributed to the joint venture.

     Corporate Operating Expenses

     Corporate operating expenses for the nine-months ended September 30, 2003 totaled $4.7 million, compared to $4.4 million for the nine-months ended September 30, 2002. For the nine-months ended September 30, 2003, expenses incurred in our evaluation of various strategic and financing alternatives were offset by lower franchise costs and other general corporate expenses.

     Corporate Depreciation and Amortization

     Depreciation and amortization applicable to corporate operations for the nine-months ended September 30, 2003 totaled $583,000, compared to $572,000 for the nine-months ended September 30, 2002.

     Interest Income and Expense

     Interest income for the nine-months ended September 30, 2003 was $90,000, compared to $258,000 for the nine-months ended September 30, 2002. Interest income for the nine-months ended September 30, 2003 resulted primarily from the temporary investment of cash provided by operations and cash from the dissolution of our joint venture with Boston Capital and Mass Mutual. For the nine-months ended September 30, 2002, interest income resulted primarily from the temporary investment of cash provided by operations and proceeds from the April 2002 sale-leaseback transaction. The decrease in interest income for the nine-months ended September 30, 2003 is largely due to lower cash levels and lower investment rate yields.

     Interest expense for the nine-months ended September 30, 2003 was $7.0 million, compared to $6.1 million for the nine-months ended September 30, 2002. The increase in interest expense is due to the inclusion in interest expense of $3.4 million of accrued dividends and accretion of deferred offering costs on our redeemable preferred stock as a result of the adoption of SFAS No. 150 on July 1, 2003 (see “Impact of New Accounting Standards” below), partially offset by lower debt levels as a result of the April 2002 sale-leaseback transaction.

     Sales of Hotels

     As of September 30, 2003, we had sold to and leased back from HPT 57 hotels, 21 of which were sold during the nine-months ended September 30, 2002. A deferred gain was recorded on the sales, a portion of which has been recorded in income in the nine-months ended September 30, 2003 and September 30, 2002. In July 2003, the joint venture sold all seven of its hotels to HPT. Concurrent with this sale, we agreed to lease the seven hotels from HPT. As a result, as of September 30, 2003, we leased a total of 64 hotels from HPT. The following table sets forth the rent expense and deferred gain recognized into earnings related to our leased hotels for the nine-months ended September 30, 2003 and September 30, 2002 (in thousands):

	For the nine-months ended
	September 30,

	2003	2002

Rent expense on leased hotels	$35,746	$29,590
Gain recognized into earnings	$1,215	$1,044

Liquidity and Capital Resources

     We had cash and cash equivalents of $9.4 million at September 30, 2003, compared to $12.9 million at September 30, 2002. Net cash used in operating activities totaled $778,000 for the nine-months ended September 30, 2003, compared to $4 million of cash used in operating activities for the nine-months ended September 30, 2002. For the nine-months ended September 30, 2003, we recorded a net loss from operations of $18.5 million, including $3.6 million of non-cash impairment loss, $3.9 million of non-cash depreciation and amortization expense, $2.3 million of loss on investment in joint ventures and $1.2 million of non-cash deferred gain income on hotels sold. Sources of cash included a $6.1 million decrease in other assets primarily due to the reimbursement of hotel expenditures from the furniture, fixtures and equipment (“FF&E”) cash reserve accounts, which we used in operations, and a $5.0 million increase in accounts payable and other accrued expenses. The FF&E reserve accounts are stipulated in our lease and lending agreements and require us to make monthly contributions equal to approximately 5.0% of total gross hotel revenues. The cash reserved is for replacement and refurbishment of hotel furniture and fixtures. Uses of cash for the nine-months ended September 30, 2003 consisted primarily of a $2 million increase in accounts and other receivables. For the nine-months ended September 30, 2002, we recorded a net loss from operations of $17.5 million including $8.6 million of non-cash impairment loss, $2.1 million of loss on extinguishments of debt, $4.9 million of non-cash depreciation and amortization expense, $797,000 of loss on investment in joint ventures and $1.0 million of non-cash deferred gain income on hotels sold. Sources of cash for the nine-months ended September 30, 2002 included a $1.0 million decrease in other assets primarily due to the reimbursement of hotel expenditures from the FF&E cash reserve accounts, which we used in operations. Uses of cash for the nine-months ended September 30, 2002 included a $1.5 million increase in accounts and other receivables, a $720,000 decrease in accounts payable and other accrued expenses and a $647,000 decrease in other liabilities.

     Net cash provided by investing activities for the nine-months ended September 30, 2003 totaled $1.3 million, compared to $131.5 million of net cash provided by investing activities for the nine-months ended September 30, 2002. Net cash provided by investing activities for the nine-months ended September 30, 2003 consisted of $4.5 million of distribution from the Boston Capital joint venture. Net cash used in investing activities for the nine-months ended September 30, 2003 consisted of $1.7 million in expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels and $1.3 million in contributions to joint ventures associated with the acquisition of the Chicago, Illinois – Wheeling hotel. Sources of cash from investing activities for the nine-months ended September 30, 2002 consisted of $145.0 million in proceeds from sales of hotels and $10.5 million of a guaranty deposit refunded to us by HPT as part of the April 2002 sale-leaseback transaction. Net cash used in investing activities for the nine-months ended September 30, 2002 consisted of $16.0 million of cash paid for security deposits related to the 21 hotels sold and leased back from HPT in April 2002 and

$8.1 million of expenditures for property, equipment and leasehold improvements in connection with completed and leased hotels.

     For the nine-months ended September 30, 2003, net cash used in financing activities was $414,000, compared to $132.5 million of net cash used in financing activities for the nine-months ended September 30, 2002. Net cash used in financing activities during the nine-months ended September 30, 2003 consisted of principal payments on notes payable. Net cash used in financing activities during the nine-months ended September 30, 2002 consisted of $192.2 million of principal payments on notes payable, partially offset by $59.7 million of proceeds from mortgages and notes payable. The principal payments on notes payable represent payments made to pay off note balances on hotels sold in the April 2002 sale-leaseback transaction. The proceeds from mortgages and notes payable represent the proceeds from the refinancing of our debt in April 2002.

     As part of the acquisition of the Chicago, Illinois – Wheeling hotel in April 2003, we assumed $7.5 million of mortgage notes payable and acquired $5.3 million of property, equipment and fixtures, $668,000 of accounts payable and other accrued expenses and $300,000 of other assets including accounts receivable and prepaid expenses. These amounts represent non-cash activities and are not reflected in our statements of cash flows.

     On July 22, 2003, our Boston Capital joint venture sold seven hotels to HPT for $65 million, which we agreed to lease. The proceeds of the transaction of $65.0 million were used to repay all of the mortgage and mezzanine debt of the joint venture, with the balance distributed to the partners. The joint venture recognized a loss of $136,000 on the sale of these remaining hotels. In accordance with the profit and loss allocation terms of the joint venture agreement, for the nine-months ended September 30, 2003, we recorded all of the $2.3 million net pre-tax loss of the joint venture.

     On the fifteenth of each month, we are required to make a lease payment of $4.3 million to HPT related to the 64 hotels we lease from HPT. Our operations do not generate sufficient cash to fund these obligations. As a result, in order to meet this obligation, we must use our cash reserved for continuing operations and rely upon additional reimbursements from the FF&E reserve accounts discussed above. We anticipate that we will not have sufficient cash to make the lease payment on January 15, 2004.

     As of September 30, 2003, we had borrowed $66 million from GMAC, financial institutions and banks. This debt has scheduled maturity dates ranging from December 2003 to June 2011 with interest rates, which range from 5% to 8.30%. On December 30, 2003, $7.4 million of this debt will mature. We anticipate that we will not have sufficient cash to repay this obligation.

     Our Series A and Series B Preferred Stock accumulate dividends at a rate of 7.5% with dividend payments made quarterly, upon approval of the board of directors, and in preference to any dividend on our Common Stock. These payments are approximately $2.5 million per quarter. We have not made the last eight scheduled preferred stock dividend payments. We intend to assess our cash position on a quarterly basis and will likely elect to forego additional scheduled dividend payments on our preferred stock. As of September 30, 2003, we had approximately $18.2 million of accumulated unpaid dividends. Pursuant to the provisions of the certificate of designation for the Series A and Series B Preferred Stock, the conversion price (i.e. the price at which the Preferred Stock may convert into Common Stock) was reduced in August 2003 to $7.00 per share to reflect our decision to forego payment of the May 2003 and August 2003 preferred stock dividend payments. The reduction in the conversion price to $7.50 in February 2003 resulted in an increase in the dividend rate (beginning in March 2003) on the Series B preferred stock from 7.5% to 12.0%. No such provision applies to the Series A preferred stock, however, the failure to make future dividend payments will result in a further reduction in the conversion price of the Series A preferred stock.

     Pursuant to a mandatory redemption clause in the Certificates of Designation for the Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem the Series A and Series B

Preferred Stock in September 2004. The mandatory redemption amount is equal to $107 million plus unpaid dividends. As of September 30, 2003, the mandatory redemption amount was approximately $125.2 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock.

     In the event we liquidate, the holders of the Series A and Series B Preferred Stock are entitled to receive a payment equal to the stated value of their shares, plus any accrued but unpaid dividends (the “Liquidation Amount”), prior to any distribution or payment to the holders of our Common Stock. As of September 30, 2003, the Liquidation Amount was $125.2 million, including $18.2 million of unpaid dividends. Alternatively, the holders of the Series A and Series B Preferred Stock may convert any or all of their shares into shares of Common Stock. In the event of a corporate transaction that constitutes a change of control, we are required to offer to redeem all of the outstanding shares of Series A and Series B Preferred Stock for a price equal to the greater of the Liquidation Amount or 175% of the stated value of the shares. As of September 30, 2003, one hundred seventy five percent of the stated value of the shares was $187.3 million. If we do not redeem the Preferred Stock upon a change of control, the conversion price of the Preferred Stock will be reduced to the lower of the then applicable conversion price or the market price of the Common Stock on the redemption date divided by 1.75, provided that the conversion price will not be reduced to an amount less than the par value of the Common Stock. In connection with the Sale Transactions, we are seeking stockholder approval of an amendment to the Certificates of Designations for our Series A and Series B Preferred Stock to change the dividend rights, redemption rights and liquidation preferences of the Preferred Stock such that the holders of the our Common Stock will be entitled to receive a portion of the Liquidation proceeds in excess of $25 million.

     The following table summarizes our contractual cash and debt obligations for the next five years as of September 30, 2003 (in thousands):

     Payments due by Period:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt	$66,029	$8,248	$54,057	$139	$3,585
Rent Expense for Leased Hotels	793,111	52,007	104,015	104,015	533,074
Rent Expense on Corporate Office	231	231	—	—	—
Rent Expense on hotel equipment	606	423	175	8	—
Preferred Stock Redemption	125,227	125,227	—	—	—

Total	$985,204	$186,136	$158,247	$104,162	$536,659

     We had cash and cash equivalents of $9.4 million at September 30, 2003. We believe that a combination of our cash and cash equivalents and cash from operations will be sufficient to provide capital for operations through December 2003. However, we currently expect our cash and cash equivalents balance to decline during the quarter ended December 31, 2003. If we experience a material decline in operating performance (including RevPAR), we may not generate sufficient cash flow to support our operations through December 2003. In addition, if our operating performance does not improve materially (including RevPAR), we will not have sufficient funds to meet our operating needs in the first quarter of 2004. Furthermore, in order to meet our long-term financing obligations, we will be required to raise additional capital. We do not currently project that we will generate sufficient cash flow to repay the mandatory redemption of the preferred stock in 2004. In addition to the proposed Sale Transaction, we continue to consider a number of financing alternatives, including credit facilities, the issuance of equity, debt or equity-linked securities and joint ventures, which are necessary to provide the capital needed to meet our financing needs. In conjunction with these activities, the Company has incurred and charged to operating expense approximately $609,000 of legal and professional fees as of September 30, 2003. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all. If we are unable to obtain financing on a timely basis or complete the proposed Sale Transactions, we do not anticipate having the ability to meet our obligations as the obligations become due.

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

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, those risks described in the preliminary proxy statement we filed with the SEC on November 6, 2003 and the following:

     We Cannot Be Sure When the Proposed Asset Sale Transactions Contemplated by the Purchase Agreements With HPT and SCH Will Be Complete. The consummation of the Sale Transactions are subject to the satisfaction of various conditions, including the requirement that we obtain stockholder approval of the asset sales in and the approval of the amendment to the Certificates of Designations of the Series A and B Preferred Stock. In addition, HPT may terminate our asset sale agreement with HPT if, among other things:

•	we have not obtained stockholder approval;

•	we materially breach our representations and warranties, covenants, or agreements contained in the agreement;

•	if our agreement with HPT to terminate our lease at the closing of the Sale Transactions (the “Termination Agreement”) is terminated; or

•	if our asset sale agreement with SCH is terminated.

     SCH may terminate our asset sale agreement with SCH if, among other things:

•	we have not obtained stockholder approval;

•	we materially breach our representations and warranties, covenants, or agreements contained in the agreement; or

•	if our asset sale agreement with HPT is terminated.

     We cannot guarantee that we will be able to meet the closing conditions set forth in the asset sale agreements. If we are unable to meet the closing conditions, HPT and/or SCH will not be obligated to purchase our assets. If the asset sales contemplated by the asset sale agreements are not approved by our stockholders or do not close, our Board, in discharging their fiduciary obligations to our stockholders, will evaluate other alternatives which may be less favorable to our stockholders than the contemplated asset sales with HPT and SCH.

     If we do not close the asset sale contemplated by the HPT Purchase Agreement, we may fail to comply with the terms of our lease agreement, which could result in the loss of our rights as a tenant to the applicable hotels. The terms of our amended lease agreement with HPT require us to guarantee the payment of rent for the duration of the lease and, as a guarantor, to maintain a minimum net worth of $52 million. At September 30, 2003, our net worth (as defined in the lease agreement with HPT) was $53.2 million. We expect that our net worth will decline during the year ending December 31, 2003 below $52 million. Failure to maintain a net worth above $52 million would result in a breach of our lease agreement with HPT which would give HPT the right to start proceedings that would result in the cancellation of the lease agreement and we would lose our rights as a tenant. If HPT cancels the lease agreement and we lose our rights as tenants under the applicable hotels, we will likely not be able to continue operations.

     If we fail to fully pay our rent obligations to HPT on time, HPT can Terminate the Termination Agreement and Our Asset Sale Agreement With HPT. The terms of the Termination Agreement require that we make all rent payments to HPT in full when they become due and payable. If we fail to make such rent payments, HPT can terminate the Termination Agreement and the asset sale agreement.

     The terms of our amended and restated lease agreement with HPT require us to make monthly base rent payments to HPT in the amount of $4.3 million on the first day of every month. The Termination Agreement with HPT provides: (i) a modification of the rent payment due date from the first day of each month to the fifteenth day of each month from the date thereof until the closing date of the asset sale agreement; (ii) for the termination of all of Candlewood’s lease obligations with HPT upon the closing date of the asset sale to HPT and (iii) for the release of any and all claims that HPT may have against us under any prior agreements and transactions between HPT and Candlewood.

     We currently believe that we have enough funds to make the rent payments in full when they become due for the remainder of 2003. If the HPT asset sale agreement does not close by January 15, 2004, we cannot assure you that we will have enough funds to make the rent payment for the month of January 2004. In such case, HPT would have the right to terminate the HPT asset sale agreement which could lead to the termination of the SCH asset sale agreement.

     We will incur additional alternative minimum tax if the Sale Transactions close after December 31, 2003. As noted above, the consummation of the Sale Transactions are subject to the satisfaction of various conditions. If such conditions are not satisfied so as to enable the asset sales to occur prior to December 31, 2003, we will incur a significant amount of additional alternative minimum tax due to limitations on using net operating loss carryforwards to offset alternative minimum taxable income. If we incur additional alternative minimum tax, the amount of funds available for distribution to our stockholders will be reduced by the amount of such additional tax liability.

     We May Not Have Sufficient Working Capital to Meet Our Day-to-Day Operating Cash Flow Needs. We had cash and cash equivalents of $9.4 million at September 30, 2003. We believe that a combination of our cash and cash equivalents and cash from operations will be sufficient to provide capital for operations through December 2003. We currently expect our cash and cash equivalents balance to decline during the quarter ended December 31, 2003. If we experience a material decline in operating performance (including RevPAR), we may not generate sufficient cash flow to support our operations through December 2003. In addition, if our operating performance does not improve (including RevPAR), we will not have sufficient funds to meet our operating needs in the first quarter of 2004. Furthermore, in order to meet our long-term financing obligations, we will be required to raise additional capital. We do not currently project that we will generate sufficient cash flow to repay the mandatory redemption of the preferred stock in 2004. We are unable to assure that we will be able to obtain financing on a timely basis, on acceptable terms, or at all.

     If Our Net Worth Continues to Decline, We Will Fail to Comply With the Terms of Our Agreements with HPT, Which Could Result In the Loss of Our Rights as a Tenant Under the Applicable Hotels. The

terms of our amended lease agreement with HPT requires us to guarantee the payment of rent for the duration of the lease and, as a guarantor, to maintain a minimum net worth in an amount at least equal to the aggregate of one year’s minimum rent ($52 million). At September 30, 2003, our net worth as defined in the agreement was $53.2 million. We expect that our net worth will decline during the quarter ended December 31, 2003, and we cannot assure you that it will not decline below $52 million. If the lease agreement is cancelled and we lose our rights as tenants under the applicable hotels, we may not be able to continue our operations.

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

     We Do Not Have Sufficient Funds to Redeem our Preferred Stock When it Becomes Due. Pursuant to a mandatory redemption provisions in the Certificates of Designation for our Series A and Series B Cumulative Convertible Preferred Stock, we are required to redeem our Preferred Stock in September 2004. As of September 30, 2003, the mandatory redemption amount was approximately $125.2 million. If we fail to redeem the Preferred Stock when due, we are required to issue to each holder of Preferred Stock on such date, and on each three month anniversary thereafter, warrants to purchase 25% of the number of shares of Common Stock into which such holder’s outstanding shares of Preferred Stock would be convertible on such date. The warrants would be immediately exercisable at a purchase price of $.01 per share of Common Stock. We do not currently have, and do not believe that our operations will generate, sufficient capital to make the scheduled payment to redeem our Preferred Stock, and cannot provide any assurances that we will be able to obtain the financing necessary to do so.

     We have Never Been Profitable. At September 30, 2003, we operated 77 hotels. This limited number of hotels limits our ability to attract potential franchisees and grow our business. We have incurred losses to date and cannot give any assurance that we will be profitable in the future. Operation of individual hotels and a chain of multiple hotels are subject to numerous risks, including:

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

     Because Shares of our Common Stock Trade on the Over The Counter Bulletin Board, the Liquidity of our Common Stock May Be Limited. Our Common Stock was delisted from The Nasdaq SmallCap Market on September 19, 2002 and our Common Stock now trades on the Over The Counter Bulletin Board. Consequently, the liquidity of our Common Stock will likely be impaired, not only in the number of shares which can be bought and sold, but also because of delays in the timing of transactions and a reduction in securities analyst and the news media coverage, if any, that we receive. As a result, holders of our Common Stock might find it more difficult to trade their Common Stock promptly, or at all, and at reasonable prices or to obtain accurate quotations as to its price.

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

Impact of New Accounting Standards

     On September 29, 2001 the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after September 20, 2001. Additionally, SFAS No. 142, “Goodwill and Other Intangibles,” was issued. Under SFAS No. 142, goodwill and other indefinite lived intangibles are no longer amortized, but are periodically reviewed for impairment. Intangibles with definite lives are amortized over their useful lives. SFAS No. 142 is effective for years beginning after December 15, 2001. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was also issued for years beginning after December 15, 2001. SFAS No. 144 revises the measurement and recognition of impairment, specifically on assets held for disposal.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), which required the consolidation of an entity by an enterprise (i) if that enterprise, known as a “primary beneficiary”, has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation 46 is applicable for the first reporting period that ends after December 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation 46 occur. We do not believe that the adoption of this interpretation will have a material effect on our financial statements.

     In July 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification of mandatorily redeemable preferred stock. The liability for the mandatorily redeemable preferred shares should be recorded at fair value. Any difference between fair value and the redemption value would be accreted through interest expense. Issuance costs previously recognized as a reduction to the carrying amount of the mandatorily redeemable preferred shares would be reclassified to a deferred charge (asset account) and amortized. Dividends on mandatorily redeemable preferred shares and any accretion on the preferred shares would be classified as a liability and included in interest expense. We adopted SFAS 150 on July 1, 2003. As a result of the adoption of SFAS 150, we reflected our redeemable Series A and Series B Preferred Stock at its redemption amount of $107 million and the related dividends in arrears of $18.2 million in liabilities on our September 30, 2003 balance sheet. The remaining unamortized preferred stock issuance costs of $2.2 million are reflected in assets as a deferred charge on our September 30, 2003 balance sheet. In addition, for the three months ended September 30, 2003, accrued but unpaid dividends on the Series A and Series B Preferred Stock and the related amortization of the preferred stock issuance costs totaling $3.4 million were included in interest expense in our statement of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our earnings are affected by changes in interest rates as a significant portion of our outstanding indebtedness is at variable rates based on LIBOR, the 10-year Treasury note or Prime. If interest rates change by .01 percent, the market value of our mortgages and notes payable, based on the outstanding balance, effected by the variable rates at September 30, 2003, would change by approximately $6,600. Additionally, we have market risk on our short-term investments, which are considered cash equivalents, due to changes in interest rates. If interest rates increase by .01 percent, the market value of our short-term investments, based on the outstanding balance at September 30, 2003, would change by approximately $900.

     In September 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, Statements 137 and 138 in September of 1999 and September of 2000, respectively. We adopted Statement No. 133, as amended, effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of September 30, 2003, the Company had one derivative financial instrument, an interest rate cap, which was recorded at fair value of $2,100 as of September 30, 2003, with the remaining unamortized change in fair value since the purchase date recorded in accumulated other comprehensive loss in the equity section of the balance sheet.

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

PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     See the Exhibit Index beginning on page 36.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDLEWOOD HOTEL COMPANY, INC.

Date: November 14, 2003	By:	/s/ Jack P. DeBoer

Jack P. DeBoer
Chairman and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Warren D. Fix

Warren D. Fix
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Asset Purchase and Sale Agreement, dated as of October 27, 2003, by and among Candlewood Hotel Company, Inc., Candlewood Hotel Company, L.L.C. and Six Continents Hotels, Inc. (18)

2.2	Purchase and Sale Agreement, dated as of October 27, 2003, by and among Candlewood Hotel Company, Inc. and certain of its affiliates and Hospitality Properties Trust. (18)

2.3	Termination Agreement dated as of October 27, 2003, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT CW Properties Trust, HPT CW MA Realty Trust, HH HPTCW II Properties LLC and Hospitality Properties Trust. (18)

3.1	Restated Certificate of Incorporation of Candlewood Hotel Company, Inc. (1)

3.2	Amended and Restated Bylaws of Candlewood Hotel Company, Inc. (11)

3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (5)

3.4	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock. (9)

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible Preferred Stock of Candlewood Hotel Company, Inc. (9)

4.1	Specimen Certificate of Common Stock. (2)

4.2	Form of Warrant. (9)

4.3	Amended and Restated Stockholders Agreement dated as of July 10, 1998. (9)

4.4	Amendment No. 1 dated October 27, 2003, amending that certain Amended & Restated Stockholders Agreement dated July 10, 1998

10.1	Form of Indemnification Agreement for Executive Officers and Directors. (1)

10.2	Indemnification Agreement Schedule. (10)

10.3	1996 Equity Participation Plan and Form of Stock Option Agreements. (3)

10.4	First Amendment to the 1996 Equity Participation Plan effective as of May 18, 1998. (10)

10.5	Employment Agreement between Candlewood Hotel Company, Inc. and Jack P. DeBoer dated as of September 1, 1996. (1)

10.6	Credit Facility Agreement between Candlewood Hotel Company, Inc. and Doubletree Corporation dated as of November 11, 1996. (4)

10.7	Subordinated Promissory Note from Candlewood Hotel Company, Inc. to Doubletree Corporation dated as of November 11, 1996. (4)

10.8	Series A Cumulative Convertible Preferred Stock Purchase Agreement dated as of August 27, 1997. (5)

10.9	Amended and Restated Registration Rights Agreement dated as of July 10, 1998. (9)

10.10	Purchase and Sale Agreement, dated as of November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (6)

10.11	First Amendment to Purchase and Sale Agreement and Agreement to Lease and Fourth Amendment to Lease Agreement and Incidental Documents, dated as of January 7, 1999, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 1, Inc., HPT and HPT CW, and seventeen entities which are parties thereto. (10)

10.12	Agreement to Lease, dated as of November 19, 1997, by and between Candlewood Hotel Company, Inc. and HPT. (6)

10.13	Purchase and Sale Agreement, dated as of May 14, 1998, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and HPT, as purchaser. (7)

10.14	First Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of June 18, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (10)

10.15	Second Amendment to Purchase and Sale Agreement, Agreement to Lease, Lease Agreement and Incidental Documents, dated as of July 31, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT and HPT CW II. (8)

Exhibit
No.	Description

10.16	Third Amendment to Purchase and Sale Agreement and Agreement to Lease and Sixth Amendment to Lease Agreement and Incidental Documents, dated as of December 23, 1998, by and among Candlewood Hotel Company, Inc., Candlewood Leasing No. 2, Inc., HPT, HPT CW II and seventeen entities which are parties thereto. (10)

10.17	Agreement to Lease, dated as of May 14, 1998, by and between Candlewood Hotel Company, Inc. and HPT. (7)

10.18	Securities Purchase Agreement dated as of September 30, 1998. (9)

10.19	Lease Agreement dated April 30, 1998 by and between Candlewood Hotel Company, Inc. and Vantage Point Properties, Inc. (10)

10.20	Third Amendment to Agreement to Lease by and between Candlewood Hotel Company, Inc. and HPT. (10)

10.21	Purchase and Sale Agreement by and among Candlewood Hotel Company, Inc., Candlewood Philadelphia-Mt. Laurel, NJ, LLC, Candlewood Las Vegas, NV, LLC and HPT. (11)

10.22	Purchase and Sale Agreement, dated as of April 11, 2002, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and Hospitality Properties Trust, as purchaser. (12)

10.23	Second Amended and Restated Lease Agreement, dated as of April 11, 2002, by and between HPT CW Properties Trust, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (12)

10.24	Second Amended and Restated Assignment and Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., assignor, and HPT CW Properties Trust, assignee. (12)

10.25	Fourth Amendment to Agreement to Lease, dated as of April 11, 2002, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc. (12)

10.26	Second Amended and Restated Guaranty Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and Hospitality Properties Trust. (12)

10.27	Second Amended and Restated Security Agreement, dated as of April 11, 2002, by and between Candlewood Leasing No. 1, Inc., as tenant, and HPT CW Properties Trust, as secured party. (12)

10.28	Second Amended and Restated Stock Pledge Agreement, dated as of April 11, 2002, by Candlewood Hotel Company, Inc., as pledgor, for the benefit of HPT CW Properties Trust , as secured party. (12)

10.29	Form of Letter Agreement between Candlewood Hotel Company, Inc. and certain executive officers and schedule related thereto. (13)

10.30	Limited Liability Company Agreement of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, between Candlewood Ventures I, LLC and BCIA CW Member, LLC. (14)

10.31	Guaranty of Candlewood Hotel Company, Inc., dated as of June 1, 1999, in favor of Candlewood Hotel Company Fund I, LLC. (14)

10.32	Loan Agreement, dated as of June 1, 1999, between Candlewood Hotel Company Fund I, LLC and Boston Capital Institutional Advisors LLC. (14)

10.33	Promissory Note of Candlewood Hotel Company Fund I, LLC, dated as of June 1, 1999, in favor of Boston Capital Institutional Advisors LLC. (14)

10.34	Key Principal Recourse Agreement, dated as of June 1, 1999, by Candlewood Hotel Company, Inc. for the benefit of Boston Capital Institutional Advisors LLC. (14)

*10.35	Senior Executive Transaction Bonus Plan. (15)

10.36	Waiver Letter dated as of March 27, 2003 by and between Hospitality Properties Trust, Candlewood Hotel Company, Inc. and Candlewood Leasing No. 1, Inc. (15)

10.37	Loan Agreement dated April 12, 2002 by and among Candlewood Portfolio 1, LLC, certain other Candlewood entities and GMAC Commercial Mortgage Corporation. (15)

10.38	Promissory Note from Candlewood Portfolio 1, LLC and certain other Candlewood entities to GMAC Commercial Mortgage Corporation dated as of April 12, 2002. (15)

10.39	Management Agreement dated April 25, 2003 by and between HPT TRS SPES, Inc., as owner, and Candlewood Management, LLC as Manager. (16)

Exhibit
No.	Description

10.40	Purchase and Sale Agreement, dated as of July 21, 2003, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and Hospitality Properties Trust, as purchaser. (17)

10.41	Fifth Amendment to Agreement to Lease, dated as of July 21, 2003, by and between Hospitality Properties Trust and Candlewood Hotel Company, Inc. (17)

10.42	First Amendment to Second Amended and Restated Lease Agreement, dated as of July 21, 2003, by and between HPT CW Properties Trust and certain of its affiliates, as landlord, and Candlewood Leasing No. 1, Inc., as tenant. (17)

10.43	Third Amended and Restated Guaranty Agreement, dated as of July 21, 2003, by Candlewood Hotel Company, Inc., as guarantor, for the benefit of HPT CW Properties Trust and certain of its affiliates, as landlord. (17)

10.44	Confirmation of Incidental Documents, dated as of July 21, 2003, by Candlewood Hotel Company, Inc. and certain of its affiliates, as tenant, for the benefit of HPT CW Properties Trust and certain of its affiliates, as landlord. (17)

10.45	Voting Agreement, dated as of October 27, 2003, by and among Candlewood Hotel Company, Inc. and certain stockholders of Candlewood as set forth therein.

11.1	Statement re Computation of Per Share Earnings - not applicable.

21.1	Subsidiaries of the Registrant. (17)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

*	Compensation Plan or Agreement

(1)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1 (Registration No. 333-12021) filed September 13, 1996.

(2)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 17, 1996.

(3)	Incorporated by reference pursuant to Rule 12b-32 from Candlewood Hotel Company, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-12021) filed October 30, 1996.

(4)	Incorporated by reference from Candlewood Hotel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on October 8, 1997.

(6)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on January 7, 1998.

(7)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on June 9, 1998.

(8)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 6, 1998.

(9)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K/A filed August 10, 1998.

(10)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(12)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on April 26, 2002.

(13)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(14)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(15)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(16)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(17)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(18)	Incorporated by reference from Candlewood Hotel Company, Inc.’s Current Report on Form 8-K filed on October 28, 2003.